Form 10-Q/A
period 2020-09-30
Sarissa Capital Acquisition Corp.
filed 2020-12-09
CIK 1821682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment #1

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

Explanatory Note for Amendment #1:

This Amendment #1 to our Quarterly Report, dated September 30, 2020, only furnishes the XBRL presentation not filed with the previous Form 10-Q, filed on December 4, 2020. No other changes revisions or updates were made to the original filing.

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer and Chairman (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated: December 9, 2020	SARISSA CAPITAL ACQUISITION CORP.

	By:	/s/ Alexander Denner
	Name:	Alexander Denner
	Title:	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Dated: December 9, 2020	SARISSA CAPITAL ACQUISITION CORP.

	By:	/s/ Patrice Bonfiglio
	Name:	Patrice Bonfiglio
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)