Form 10-K/A
period 2020-12-31
Sarissa Capital Acquisition Corp.
filed 2021-07-09
CIK 1821682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

SARISSA CAPITAL ACQUISITION CORP.

FORM 10-K/A

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K to the “Company” and to “we,” “us,” and “our” are to Sarissa Capital Acquisition Corp., unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of Sarissa Capital Acquisition Corp. for the period ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2021 (the “Original Filing”).

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC issued a statement (the “Statement”) discussing the accounting implications of certain terms that are common in warrants issued by special purpose acquisition companies (“SPACs”). Specifically, the Statement focused on certain settlement terms and provisions that are similar to those contained in the Warrant Agreement, dated October 20, 2020, between the Company and Continental Stock Transfer & Trust Company, a New York Corporation, as warrant agent, entered into in connection with the Company’s initial public offering (the “IPO”). In light of the Statement, the Company’s management reevaluated the accounting treatment of (i) the 6,666,667 redeemable warrants (the “Public Warrants”) that were included in the units issued by the Company in its IPO and (ii) the 3,333,333 redeemable warrants (the “Sponsor Warrants”) that were issued to the Company’s sponsor and the 666,667 redeemable warrants (collectively with the Public Warrants and the Sponsor Warrants, the “Warrants”) that were issued to Cantor Fitzgerald & Co., in each case in a private placement that closed concurrently with the closing of the IPO, and determined to classify the Warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. While the Company has not generated any operating revenues to date and will not generate any operating revenues until after completion of its initial business combination, at the earliest, the change in fair value of the Warrants is a non-cash charge and will be reflected in the Company’s statement of operations.

On May 19, 2021, the Company’s management, after consultation with the audit committee of the board of directors of the Company (the “Audit Committee”), concluded that, in light of the Statement, it is appropriate to restate the Company’s previously issued (1) audited balance sheet, dated October 23, 2020, included in the Form 8-K that was filed on October 29, 2020, and (2) the Company’s audited financial statements as of December 31, 2020, and for the period from August 12, 2020 (inception) through December 31, 2020, included in the Annual Report on Form 10-K that was filed on March 31, 2021 (the “Relevant Periods”). In light of such restatement, such audited financial statements should no longer be relied upon.

Historically, the warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for the warrants issued on October 23, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

The change in accounting for the warrants did not have any impact on our liquidity, cash flows, revenues or costs of operating our business, in all of the Relevant Periods or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in the trust account, operating expenses or total cash flows from operations for any of these periods.

We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A. Controls and Procedures

Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment No. 1 currently dated certifications from our Chief Executive Officer and Chairman (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer). These certifications are filed or furnished, as applicable, as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above, this Amendment No. 1 does not amend, update or change any other disclosures in the Original Filing. In addition, the information contained in this Amendment No. 1 does not reflect events occurring after the filing of the Original Filing and does not modify or update the disclosures therein, except as specifically identified above. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Filing, other than the restatement, and such forward-looking statements should be read in conjunction with our filings with the SEC, including those subsequent to the filing of the Original Filing.

PART I

ITEM 1.	BUSINESS

In this Annual Report on Form 10-K/A (the “Form 10-K/A”), references to the “Company” and to “we,” “us,” and “our” refer to Sarissa Capital Acquisition Corp.

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

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC issued a statement (the “Statement”) discussing the accounting implications of certain terms that are common in warrants issued by special purpose acquisition companies (“SPACs”). Specifically, the Statement focused on certain settlement terms and provisions that are similar to those contained in the Warrant Agreement, dated October 20, 2020, between the Company and Continental Stock Transfer & Trust Company, a New York Corporation, as warrant agent, entered into in connection with the Company’s initial public offering (the “IPO”). In light of the Statement, the Company’s management reevaluated the accounting treatment of (i) the 6,666,667 redeemable warrants (the “Public Warrants”) that were included in the units issued by the Company in its IPO and (ii) the 3,333,333 redeemable warrants (the “Sponsor Warrants”) that were issued to the Company’s sponsor and the 666,667 redeemable warrants (collectively with the Public Warrants and the Sponsor Warrants, the “Warrants”) that were issued to Cantor Fitzgerald & Co., in each case in a private placement that closed concurrently with the closing of the IPO, and determined to classify the Warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. While the Company has not generated any operating revenues to date and will not generate any operating revenues until after completion of its initial business combination, at the earliest, the change in fair value of the Warrants is a non-cash charge and will be reflected in the Company’s statement of operations.

On May 19, 2021, the Company’s management, after consultation with the audit committee of the board of directors of the Company (the “Audit Committee”), concluded that, in light of the Statement, it is appropriate to restate the Company’s previously issued (1) audited balance sheet, dated October 23, 2020, included in the Form 8-K that was filed on October 29, 2020, and (2) the Company’s audited financial statements for the year ended December 31, 2020, and for the period from August 12, 2020 (inception) through December 31, 2020, included in the Annual Report on Form 10-K that was filed on March 31, 2021 (the “Relevant Periods”). In light of such restatement, such audited financial statements should no longer be relied upon.

Historically, the warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for the warrants issued on October 23, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

In this Amendment No. 1 to Annual Report on Form 10-K, we reached a determination to restate the previously issued Form 10-K to correct the accounting treatment for the Company’s warrants.

In this Amendment No. 1 to Annual Report on Form 10-K, we reached a determination to restate the Annual Report on Form 10-K that was filed on March 31, 2021. See “Explanatory Note” above for further information. In addition, in connection therewith, management has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2020. See Item 9A: “Controls and Procedures”. As a result, we have incurred unanticipated costs for accounting and legal fees in connection with or related to the restatement, and may become subject to additional risks and uncertainties related to the restatement, such as a negative impact on investor confidence in the accuracy of our financial disclosures (or in SPACs or former SPAC companies in general), and may raise reputational risks for our business.

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

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition subsequent to completion of a business combination. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the U.S. Securities and Exchange Commission (the “SEC”) issued a statement (the “Statement”) discussing the accounting implications of certain terms that are common in warrants issued by special purpose acquisition companies (“SPACs”). Specifically, the Statement focused on certain settlement terms and provisions that are similar to those contained in the Warrant Agreement, dated October 20, 2020, between the Company and Continental Stock Transfer & Trust Company, a New York Corporation, as warrant agent, entered into in connection with the Company’s initial public offering (the “IPO”). In light of the Statement, the Company’s management reevaluated the accounting treatment of (i) the 6,666,667 redeemable warrants (the “Public Warrants”) that were included in the units issued by the Company in its IPO and (ii) the 3,333,333 redeemable warrants (the “Sponsor Warrants”) that were issued to the Company’s sponsor and the 666,667 redeemable warrants (collectively with the Public Warrants and the Sponsor Warrants, the “Warrants”) that were issued to Cantor Fitzgerald & Co., in each case in a private placement that closed concurrently with the closing of the IPO, and determined to classify the Warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. While the Company has not generated any operating revenues to date and will not generate any operating revenues until after completion of its initial business combination, at the earliest, the change in fair value of the Warrants is a non-cash charge and will be reflected in the Company’s statement of operations.

On May 19, 2021, the Company’s management, after consultation with the audit committee of the board of directors of the Company (the “Audit Committee”), concluded that, in light of the Statement, it is appropriate to restate the Company’s previously issued (1) audited balance sheet, dated October 23, 2020, included in the Form 8-K that was filed on October 29, 2020, and (2) the Company’s audited financial statements as of December 31, 2020, and for the period from August 12, 2020 (inception) through December 31, 2020, included in the Annual Report on Form 10-K that was filed on March 31, 2021 (the “Relevant Periods”). In light of such restatement, such audited financial statements should no longer be relied upon.

Historically, the warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for the warrants issued on October 23, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

The change in accounting for the warrants did not have any impact on our liquidity, cash flows, revenues or costs of operating our business and the other non-cash adjustments to the Financial Statements, in all of the Relevant Periods or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in the trust account, operating expenses or total cash flows from operations for any of these periods.

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

For the period from August 12, 2020 (Inception) through December 31, 2020, we had a net loss of $17,826,208. We incurred $87,399 of formation and operating costs (not charged against shareholders’ equity), consisting mostly of general and administrative expenses. The Company also recorded a change in fair value of warrant liabilities of $17,268,428 and offering costs allocated to issuance of warrants of $472,585. We had interest income of $2,204 of interest on the trust account.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due solely to the material weakness we have identified in our internal control over financial reporting described below, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2020. In light of the material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K/A had not yet been identified.

The Company has responded to a new public statement on warrants issued by the SEC, changing its accounting policy to classify the Company’s warrant obligations as liabilities. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our officers and directors are as follows:

Name	Position	Age
Alexander Denner	Chairman and Chief Executive Officer	51
Mark DiPaolo	Senior Managing Director	49
Eric Vincent	President	55
Odysseas Kostas	Senior Managing Director	46
Simos Simeonidis	Senior Managing Director	51
Patrice Bonfiglio	Chief Financial Officer	37
Louis Paglia	Director Nominee	62
Mark Timney	Director Nominee	55

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

Eric Vincent has served as the President of the Company since October 20, 2020. Since April 2019 to the present date, Mr. Vincent has served as the President of Sarissa. Mr. Vincent has also served on the board of Breaker Resources NL since March 2020. From 2018 to 2019, Mr. Vincent served as the Head of Business Development at Mubadala Capital, the financial investment arm of the sovereign wealth fund Mubadala Investment Company and, from 2012 through 2017, as Chief Executive Officer of The Electrum Group. From 2004 through 2011, Mr. Vincent served as President of Ospraie Management and was integral in developing the long-term strategy for the firm and its growth from $1 billion to over $9 billion under management. From 2007 through October 2009, Mr. Vincent also served as Chairman of the Board of Directors of the Managed Funds Association, the principal trade association representing the U.S. hedge fund industry. Previously, he was a partner at Omega Advisors, Inc. He began his career as an attorney at Cravath, Swaine & Moore LLP. Mr. Vincent received his B.A. degree from Williams College and his J.D. degree from Harvard Law School.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 31, 2021 by:

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

Item 16. FORM 10-K/A SUMMARY

None.

SARISSA CAPITAL ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Sarissa Capital Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Sarissa Capital Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in shareholders’ equity and cash flows for the period from August 12, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from August 12, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

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

New York, New York

July 9, 2021

SARISSA CAPITAL ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2020 (As Restated)

Assets
Cash and cash equivalents	$1,097,856
Prepaid expense	267,935

Total current assets	1,365,791
Marketable Securities held in Trust Account	200,002,204

Total Assets	$201,367,995

Liabilities and Shareholders’ Equity
Accounts payable	$14,472

Total current liabilities	14,472
Deferred underwriters’ discount payable	7,000,000
Warrant liabilities	30,336,184

Total liabilities	37,350,656

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 15,901,733 shares at $10.00 per share	159,017,330
Shareholders’ Equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 4,098,267 shares issued and outstanding (excluding 15,901,733 shares subject to possible redemption)	410
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,000,000 shares issued and outstanding	500
Additional paid-in capital	22,825,307
Accumulated deficit	(17,826,208)

Total shareholders’ equity	5,000,009

Total Liabilities and Shareholders’ Equity	$201,367,995

See accompanying notes to the financial statements.

SARISSA CAPITAL ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM AUGUST 12, 2020 (INCEPTION) TO DECEMBER 31, 2020 (As Restated)

Formation and operating costs	$87,399

Loss from operations	(87,399)

Other Income (Expense)
Interest income on marketable securities held in trust	2,204
Change in fair value of warrant liabilities	(17,268,428)
Offering costs allocated to issuance of warrants	(472,585)

Total other income (expense)	(17,738,809)

Net loss	$(17,826,208)

Weighted average shares outstanding of Class A redeemable ordinary shares	20,000,000

Basic and diluted net income per share, Class A redeemable ordinary shares	$0.00

Weighted average shares outstanding of Class B non-redeemable ordinary shares	4,683,036

Basic and diluted net loss per share, Class B non-redeemable ordinary shares	$(3.81)

See accompanying notes to the financial statements.

SARISSA CAPITAL ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM AUGUST 12, 2020 (INCEPTION) TO DECEMBER 31, 2020 (As Restated)

	Ordinary				Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of August 12, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	—	—	5,031,250	503	24,497	—	25,000
Sale of Units in Initial Public Offering net of underwriter discount and offering cost less fair value of public warrants	20,000,000	2,000	—	—	180,751,823	—	180,753,823
Cash in excess of fair value of private placement warrants	—	—	—	—	1,064,724	—	1,064,724
Forfeiture of 31,250 shares by initial shareholders	—	—	(31,250)	(3)	3	—	—
Class A ordinary shares subject to possible redemption	(15,901,733)	(1,590)	—	—	(159,015,740)	—	(159,017,330)
Net loss	—	—	—	—	—	(17,826,208)	(17,826,208)

Balance as of December 31, 2020	4,098,267	$410	5,000,000	$500	$22,825,307	$(17,826,208)	$5,000,009

See accompanying notes to the financial statements.

SARISSA CAPITAL ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM AUGUST 12, 2020 (INCEPTION) TO DECEMBER 31, 2020 (As Restated)

Cash Flows from Operating Activities:
Net loss	$(17,826,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for Class B ordinary shares	3,793
Interest earned on marketable securities held in trust	(2,204)
Change in fair value of warrant liabilities	17,268,428
Offering costs allocated to warrant issuance	472,585
Changes in operating assets and liabilities:
Prepaid expenses	(267,935)
Accounts payable	14,472

Net cash used in operating activities	(337,069)

Cash Flows from Investing Activities:
Investment of cash into trust account	(200,000,000)

Net cash used in investing activities	(200,000,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ discount	196,000,000
Proceeds from private placement	6,000,000
Payments of offering costs	(565,075)

Net cash provided by financing activities	201,434,925
Net Change in Cash	1,097,856
Cash—Beginning	—

Cash—Ending	$1,097,856

Supplemental Disclosure of Non-cash Financing Activities:
Initial value of Class A ordinary shares subject to possible redemption	$176,328,230

Change in value of Class A ordinary shares subject to possible redemption	$(17,310,900)

Deferred underwriters’ discount payable	$7,000,000

Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$21,207

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

As of December 31, 2020, the Company had not yet commenced any operations. All activity through December 31, 2020, relates to the Company’s formation, Initial Public Offering (“IPO”) described below and locating a merger target post IPO. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

Financing

The registration statement for the Company’s IPO was declared effective on October 20, 2020 (the “Effective Date”). On October 23, 2020, the Company consummated the IPO of 20,000,000 units (the “Units”), including the issuance of 2,500,000 Units as a result of the underwriter’s partial exercise of its over-allotment option. Each Unit consists of one Class A ordinary share, $0.0001 par value, and one-third of one redeemable warrant entitling its holder to purchase one Class A ordinary share at a price of $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $200,000,000 which is described in Note 4.

Simultaneously with the closing of the IPO, the Company consummated the private placement (“Sponsor Private Placement”) with the Sponsor of an aggregate of 3,333,333 warrants (“Sponsor Private Warrants”), generating total proceeds of $5,000,000 and with the underwriter of an aggregate of 666,667 warrants (the “Cantor Private Warrants” and together with Sponsor Private Warrants, “Private Warrants”), each at a price of $1.50 per Cantor Private Warrant, generating total proceeds of $1,000,000, which is described in Note 5.

Transaction costs amounted to $11,586,282 consisting of $4,000,000 of underwriting discount, $7,000,000 of deferred underwriter’s fee and $586,282 of other offering costs. In addition, as of December 31, 2020, $1,097,856 of cash was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

The Company will provide the holders of its Class A ordinary shares (the “Public Shareholders”), par value $0.0001, sold in the IPO (the “Public Shares”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay income taxes). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to Cantor Fitzgerald (as discussed in Note 7).

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

SARISSA CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 6) and any Public Shares purchased during or after the IPO in favor of a Business Combination. Subsequent to the consummation of the IPO, the Company will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares in connection with the completion of a Business Combination.

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

SARISSA CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The underwriter has agreed to waive its rights to the deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per Public Share due to reductions in the value of the trust assets. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (excluding the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

Through December 31, 2020, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares, advances from the Sponsor in an aggregate amount of $61,810 and the remaining net proceeds from the IPO and the sale of Private Placement Units. The Company anticipates that the $1,097,856 outside of the Trust Account as of December 31, 2020, will be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 6) from the initial shareholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 6), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

SARISSA CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

SARISSA CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 2 — Restatement of Previously Issued Financial Statements

The Company previously accounted for its outstanding warrants as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant.

Upon review of the “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (SPACs)” promulgated by the SEC on April 12, 2021, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. An instrument would be considered indexed to an entity’s own stock if its settlement amount were equal the difference between the fair value of a fixed number of the entity’s equity shares and a fixed monetary amount or an instrument that includes variables that would be inputs to the fair value of a fixed-for-fixed forward or option on equity shares. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s warrants are not indexed to the Company’s ordinary shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares.

As a result of the above, the Company is reclassifying the warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

SARISSA CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses, cash flows or cash.

	As Previously Reported	Adjustments	As Restated
Balance sheet as of October 23, 2020
Warrant Liabilities	$—	$13,067,756	$13,067,756
Total Liabilities	7,088,402	13,067,756	20,156,158
Class A Ordinary Shares Subject to Possible Redemption	189,395,990	(13,067,760)	176,328,230
Class A Ordinary Shares	106	131	237
Additional Paid-in Capital	5,006,244	472,458	5,478,702
Accumulated Deficit	(6,848)	(472,585)	(479,433)
Shareholders’ Equity	5,000,005	4	5,000,009
Balance sheet as of December 31, 2020
Warrant Liabilities	$—	$30,336,184	$30,336,184
Total Liabilities	7,014,472	30,336,184	37,350,656
Class A Ordinary Shares Subject to Possible Redemption	189,353,520	(30,336,190)	159,017,330
Class A Ordinary Shares	106	304	410
Additional Paid-in Capital	5,084,592	17,740,715	22,825,307
Accumulated Deficit	(85,195)	(17,741,013)	(17,826,208)
Shareholders’ Equity	5,000,003	6	5,000,009
Statement of Operations for the period from August 12, 2020 (inception) to December 31, 2020
Change in fair value of warrant liabilities	$—	$(17,268,428)	$(17,268,428)
Offering costs allocated to issuance of warrants	—	(472,585)	(472,585)
Net loss	(85,195)	(17,741,013)	(17,826,208)
Weighted average shares outstanding of Class A redeemable ordinary shares	20,000,000	—	20,000,000
Basic and diluted net income per share, Class A redeemable ordinary shares	0.00	—	0.00
Weighted average shares outstanding of Class B non-redeemable ordinary shares	4,683,036	—	4,683,036
Basic and diluted net loss per share, Class B non-redeemable ordinary shares	(0.02)	(3.79)	(3.81)
Statement of Cash Flows for the period from August 12, 2020 (inception) to December 31, 2020
Net income (loss)	$(85,195)	$(17,741,013)	$(17,826,208)
Offering costs allocated to issuance of warrants	—	(472,585)	(472,585)
Change in fair value of warrant liabilities	—	(17,268,428)	(17,268,428)
Net cash used in operating activities	(337,069)	—	(337,069)
Supplemental Non-cash financing activities disclosure
Initial value of Class A ordinary shares subject to possible redemption	189,395,990	(13,067,760)	176,328,230
Change in value of Class A ordinary shares subject to possible redemption	(42,470)	(17,268,430)	(17,310,900)

SARISSA CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company is presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements as of October 23, 2020, as of and for the period from August 12, 2020 (inception) through December 31, 2020 (collectively, the “Affected Periods”), are restated in this Annual Report on Form 10-K/A (Amendment No. 1) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued audited and unaudited condensed financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited and unaudited condensed financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

SARISSA CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

SARISSA CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” The Company’s statements of operations include a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per ordinary share, basic and diluted for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account totaling $2,204 for the period August 12, 2020 (Inception) through December 31, 2020 by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net loss per ordinary share, basic and diluted for Class B non-redeemable ordinary shares is calculated by dividing the net income, adjusted for income attributable to Class A redeemable ordinary shares, by the weighted average number of Class B non-redeemable ordinary shares outstanding for the period. Class B non-redeemable ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per share is the same as basic earnings per share for the periods presented. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

SARISSA CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

For the period From August 12, 2020 (Inception) through December 31, 2020
Redeemable Class A ordinary shares
Numerator: Earnings allocable to Redeemable Class A ordinary shares
Interest income and realized gain from sale of treasury securities	$2,204

Redeemable net earnings	$2,204

Denominator: Weighted average redeemable Class A ordinary shares
Redeemable Class A ordinary shares, basic and diluted	20,000,000
Earnings/basic and diluted redeemable Class A ordinary shares	$0.00

Non-redeemable Class B ordinary shares
Numerator: Net income minus redeemable net earnings
Net income (loss)	$(17,826,208)
Redeemable net earnings	2,204

Non-redeemable net loss	$(17,828,412)

Denominator: weighted average non-redeemable Class B ordinary shares
Non-redeemable Class B ordinary shares, basic and diluted	4,685,284
Loss/Basic and diluted non-redeemable ordinary shares	$(3.81)

Warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.

The Company accounts for its 10,666,667 ordinary share warrants issued in connection with its IPO (6,666,667) and Private Placement (4,000,000) as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. At October 23, 2020, the Company utilized a Monte Carlo simulation model to value the initial value of the public warrants and a Modified Black Scholes to value the private warrants. At December 31, 2020, the Company used the quoted stock price in the active market to value the public warrants and a Modified Black Scholes to value the private warrants with changes in fair value charged to the statement of operations.

SARISSA CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 15,901,733 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

SARISSA CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs totaling $11,586,282, consisting of $4,000,000 of underwriting fees, $7,000,000 of deferred underwriting fees and $586,282 of other offering costs are related to the Public Offering. In accordance with ASC 825-10, $472,585 was expensed as non-operating expenses in the statement of operations with the remaining balance of $11,113,697 recorded as a component of shareholders’ equity.

The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A ordinary shares.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

SARISSA CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Recent Accounting Standards

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 4 — Initial Public Offering

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

Note 5 — Private Placement

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

Note 6 — Related Party Transactions

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

Note 7 — Commitments and Contingencies

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

Note 8 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 shares of Class A ordinary shares at par value of $0.0001 each. At December 31, 2020, there were 4,098,267 shares issued and outstanding (excluding 15,901,733 shares subject to possible redemption)

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 shares of Class B ordinary shares at par value of $0.0001 each. At December 31, 2020, there were 5,000,000 shares of Class B ordinary shares issued and outstanding.

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

Note 9 — Warrants

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

SARISSA CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 10— Fair Value Measurements

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

At October 23, 2020 and December 31, 2020, there were 6,666,667 Public Warrants and 4,000,000 Private Placement Warrants outstanding.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
Marketable Securities held in Trust Account	$200,002,204	$200,002,204	$—	$—
Liabilities:
Warrant Liability – Public Warrants	$18,333,334	$18,333,334	—	—
Warrant Liability – Private Warrants	$12,002,850	$—	$—	$12,002,850

SARISSA CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

At October 23, 2020, the Company utilized a Monte Carlo simulation model to value the initial value of the public warrants and a Modified Black Scholes to value the private warrants. At December 31, 2020, the Company used the quoted stock price in the active market to value the public warrants and a Modified Black Scholes to value the private warrants with changes in fair value charged to the statement of operations. The estimated fair value of the warrant liability for both the public and private warrants on October 23, 2020, and the private warrants on December 31, 2020 is determined using Level 3 inputs. Inherent in a Monte Carlo and Modified Black Scholes pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the period from August 12, 2020 (inception) and December 31, 2020, other than the transfer of the Public Warrants from Level 3 to Level 1 due to the public warrants valuation using the quoted stock price in the active market.

The following table provides quantitative information regarding Level 3 fair value measurements:

	At October 23, 2020 (Initial Measurement)	As of December 31, 2020
Stock price	$10.16	$10.12
Strike price	$11.50	$11.50
Term (in years)	6.0	5.91
Volatility	23.0%	35.0%
Risk-free rate	0.49%	0.49%
Dividend yield	0.0%	0.0%

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our assets and liabilities classified as level 3:

Warrant Liabilities
Fair value at August 12, 2020	$—
Initial measurement on October 23, 2020	13,067,756
Change in fair value	17,268,428
Transfer of Public warrants from Level 3 to Level 1	(18,333,334)

Fair Value at December 31, 2020	$12,002,850

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, other than the restatement discussed in Note 2.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of July, 2021.

SARISSA CAPITAL ACQUISITION CORP.

By:	/s/ Alexander Denner
Name:	Alexander Denner
Title:	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Louis Paglia	Director	July 9, 2021
Louis Paglia

/s/ Mark Timney	Director	July 9, 2021
Mark Timney

/s/ Alexander Denner	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	July 9, 2021
Alexander Denner

/s/ Patrice Bonfiglio	Chief Financial Officer (Principal Financial and Accounting Officer	July 9, 2021
Patrice Bonfiglio