Form 10-Q
period 2021-03-31
Sarissa Capital Acquisition Corp.
filed 2021-08-12
CIK 1821682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

As of July 30, 2021, there were 20,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,000,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SARISSA CAPITAL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash	$1,009,210	$1,097,856
Prepaid expenses	237,113	267,935

Total current assets	1,246,323	1,365,791
Marketable securities held in Trust Account	200,004,977	200,002,204

Total Assets	$201,251,300	$201,367,995

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$24,472	$14,472

Total current liabilities	24,472	14,472
Warrant liabilities	16,114,857	30,336,184
Deferred underwriters’ discount payable	7,000,000	7,000,000

Total liabilities	23,139,329	37,350,656

Commitments and contingencies
Class A ordinary shares subject to possible redemption, 17,311,197 and 15,901,733 at March 31, 2021 and December 31, 2020, respectively	173,111,970	159,017,330
Shareholders’ Equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 2,688,803 and 4,098,267 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	269	410
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,000,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	500	500
Additional paid-in capital	8,730,808	22,825,307
Accumulated deficit	(3,731,576)	(17,826,208)

Total shareholders’ equity	5,000,001	5,000,009

Total Liabilities and Shareholders’ Equity	$201,251,300	$201,367,995

See accompanying notes to the financial statements.

SARISSA CAPITAL ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Formation and operating costs	$129,468

Loss from operations	(129,468)

Other Income
Interest income on marketable securities held in trust	2,773
Change in fair value of warrant liabilities	14,221,327

Total other income	14,224,100

Net income	$14,094,632

Weighted average shares outstanding of Class A redeemable ordinary shares	20,000,000

Basic and diluted net income per share, Class A redeemable ordinary share	$0.00

Weighted average shares outstanding of Class B non-redeemable ordinary shares	5,000,000

Basic and diluted net income per share, Class B non-redeemable ordinary share	$2.82

See accompanying notes to the financial statements.

SARISSA CAPITAL ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Ordinary				Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020 (Audited)	4,098,267	$410	5,000,000	$500	$22,825,307	$(17,826,208)	$5,000,009
Class A ordinary shares subject to possible redemption	(1,409,464)	(141)	—	—	(14,094,499)	—	(14,094,640)
Net income (unaudited)	—	—	—	—	—	14,094,632	14,094,632

Balance as of March 31, 2021 (Unaudited)	2,688,803	$269	5,000,000	$500	$8,730,808	$(3,731,576)	$5,000,001

See accompanying notes to the financial statements.

SARISSA CAPITAL ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net income	$14,094,632
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in trust	(2,773)
Change in fair value of warrant liabilities	(14,221,327)
Changes in operating assets and liabilities:
Prepaid expenses	30,822
Accounts payable	10,000

Net cash used in operating activities	(88,646)
Net Change in Cash	(88,646)
Cash - Beginning	1,097,856

Cash - Ending	$1,009,210

Supplemental Disclosure of Non-cash Financing Activities:

Change in value of Class A ordinary shares subject to possible redemption	$14,094,640

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

As of March 31, 2021, the Company had not yet commenced any operations. All activity through March 31, 2021, relates to the Company’s formation and the Initial Public Offering (“IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

Liquidity

As of March 31, 2021, the Company had cash outside the Trust Account of $1,009,210 available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem ordinary shares. As of March 31, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.

Through March 31, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares and the remaining net proceeds from the IPO and the sale of Private Placement Units. The Company anticipates that the $1,009,210 outside of the Trust Account as of March 31, 2021, will be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial shareholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A as filed with the SEC on July 9, 2021. The interim results for the periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and warrant liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

SARISSA CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At March 31, 2021 and December 31, 2020, the Company had $1,009,210 and 1,097,856 in cash, respectively and no cash equivalents.

Marketable Securities Held in Trust Account

At March 31, 2021 and December 31, 2020, the Trust Account had $200,004,977 and $200,002,204 held in marketable securities, respectively. The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. At March 31, 2021, the Company had not experienced losses on this account.

SARISSA CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2021, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” The Company’s statements of operations include a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per ordinary share, basic and diluted for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account totaling $2,773 for the three months ended March 31, 2021 by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net loss per ordinary share, basic and diluted for Class B non-redeemable ordinary shares is calculated by dividing the net income, adjusted for income attributable to Class A redeemable ordinary shares, by the weighted average number of Class B non-redeemable ordinary shares outstanding for the period. Class B non-redeemable ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account. Other than the warrants mentioned above, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

SARISSA CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

For the three months ended March 31, 2021
Redeemable Class A ordinary shares
Numerator: Earnings allocable to Redeemable Class A ordinary shares
Interest income and realized gain from sale of treasury securities	$2,773

Net earnings	$2,773

Denominator: Weighted average redeemable Class A ordinary shares
Redeemable Class A ordinary shares, basic and diluted	20,000,000
Earnings/basic and diluted redeemable Class A ordinary shares	$0.00

Non-redeemable Class B ordinary shares
Numerator: Net income minus redeemable net earnings
Net income (loss)	$14,094,632
Redeemable net earnings	2,773

Non-redeemable net loss	$14,091,859

Denominator: weighted average non-redeemable Class B ordinary shares
Non-redeemable Class B ordinary shares, basic and diluted	5,000,000
Income/ Basic and diluted non-redeemable ordinary shares	$2.82

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

The Company accounts for its 10,666,667 common stock warrants issued in connection with its IPO (6,666,667) and Private Placement (4,000,000) as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. At March 31, 2021 and December 31, 2020, the Company used the quoted stock price in the active market to value the public warrants and a Modified Black Scholes to value the private warrants with changes in fair value charged to the statement of operations.

SARISSA CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021 and December 31, 2020, 17,311,197 and 15,901,733 shares of Class A ordinary shares subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

SARISSA CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet other than derivative warrant liabilities (see Note 9).

Recent Accounting Standards

Management is currently assessing any recently issued, but not effective, accounting standards.

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

Promissory Note — Related Party

On August 14, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover for expenses related to the IPO pursuant to a promissory note (the “Note”). The Note was non-interest bearing and payable on the earlier of March 31, 2021 and the completion of the IPO. As of March 31, 2021, the Company had no borrowings under the Note. This note was repaid on October 23, 2020 and the promissory note is no longer available to the Company.

SARISSA CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Administrative Service Fee

The Company entered into an agreement whereby, commencing on October 23, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services. For the three months ended March 31, 2021, the Company had incurred and paid $30,000 of administrative fees.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2021 and December 31, 2020, the Company had no outstanding borrowings under the Working Capital Loans.

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

The underwriters are entitled to an underwriting discount of $0.35 per unit payable to Cantor Fitzgerald for deferred underwriting commissions. The deferred fee of $7,000,000 will become payable to Cantor Fitzgerald from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement.

Note 7 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 shares of Class A ordinary shares at par value of $0.0001 each. At March 31, 2021 and December 31, 2020, there were 2,688,803 and 4,098,267 shares issued and outstanding, respectively (excluding 17,311,197 and 15,901,733 shares subject to possible redemption, respectively)

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 shares of Class B ordinary shares at par value of $0.0001 each. At March 31, 2021 and December 31, 2020, there were 5,000,000 shares of Class B ordinary shares issued and outstanding.

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

SARISSA CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 8 — Warrants

At March 31, 2021, there were 6,666,667 Public Warrants and 4,000,000 Private Placement Warrants outstanding.

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

SARISSA CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 9— Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels of the hierarchy for the three months ended March 31, 2021 and December 31, 2020.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Description
Assets:
Liabilities:
Warrant Liability – Public Warrants	$10,000,000	$10,000,000	$—	$—
Warrant Liability – Private Warrants	$6,114,857	$—	$—	$6,114,857

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

SARISSA CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

At March 31, 2021 and December 31, 2020, the Company used the quoted stock price in the active market to value the public warrants and a Modified Black Scholes to value the private warrants with changes in fair value charged to the statement of operations. The estimated fair value of the private warrant liability is determined using Level 3 inputs. If factors or assumptions change, the estimated fair values could be materially different. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2021.

The following table provides quantitative information regarding Level 3 fair value measurements:

	As of March 31, 2021	As of December 31, 2020
Stock price	$10.16	$10.12
Strike price	$11.50	$11.50
Term (in years)	6.0	5.0
Volatility	25.0%	39.5%
Risk-free rate	0.49%	0.49%
Dividend yield	0.0%	0.0%

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our assets and liabilities classified as level 3:

Warrant Liabilities
Fair value at December 31, 2020	$12,002,850
Change in fair value	(5,887,993)

Fair Value at March 31, 2021	$6,114,857

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis or Financial Condition and Resolutions of Operations

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

Overview

We are a newly incorporated blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to as our initial business combination. The Company’s IPO was declared effective by the SEC on October 20, 2020. On October 23, 2020, the Company consummated the IPO of 20,000,000 units (the “Units”), including the issuance of 2,500,000 Units as a result of the underwriter’s partial exercise of its over-allotment option. Each Unit consists of one Class A ordinary share, $0.0001 par value, and one-third of one redeemable warrant entitling its holder to purchase one Class A ordinary share at a price of $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $200,000,000.

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

For the three months ended March 31, 2021, we had a net income of $14,094,632. We incurred $129,468 of formation and operating costs (not charged against shareholders’ equity), consisting mostly of general and administrative expenses. The Company also recorded a change in fair value of warrant liabilities of $14,221,327. We had interest income of $2,773 of interest on the trust account.

Liquidity and Capital Resources

As of March 31, 2021, we had cash outside the trust account of $1,009,210 available for working capital needs. All remaining cash held in the trust account are generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem ordinary shares. As of March 31, 2021, none of the amount in the trust account was available to be withdrawn as described above.

Through March 31, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares, advances from the sponsor in an aggregate amount of $61,810 and the remaining net proceeds from the initial public offering and the sale of private placement units.

The Company anticipates that the $1,009,210 outside of the trust account as of March 31, 2021, will be sufficient to allow the Company to operate for at least the next 12 months, assuming that a business combination is not consummated during that time. Until consummation of our business combination, the Company will be using the funds not held in the trust account, and any additional Working Capital Loans (as defined in Note 5 to our financial statements) from the initial shareholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5 to our financial statements), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of our Sponsor a monthly fee of $10,000 for office space, utilities and administrative support provided to the Company. We began incurring these fees on October 23, 2020 and will continue to incur these fees monthly until the earlier of the completion of the initial Business Combination and the Company’s liquidation.

The underwriter is entitled to deferred commissions of $0.35 per unit of the gross proceeds from the Units sold in the IPO, or $7,000,000 in the aggregate. The deferred commissions will become payable to the underwriter from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited financial information. We describe our significant accounting policies in Note 2 – Summary of Significant Accounting Policies, of the Notes to Financial Statements included in this report. Our unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

Warrant Accounting

Pursuant to Accounting Standards Codification Subtopic 815-40 the Company classifies its warrants as derivative liabilities in its financial statements. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of the period ended March 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts deposited in the trust account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk when and if the net proceeds are invested in such securities.

Item 4.	Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due solely to the material weakness we have identified in our internal control over financial reporting described below, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as March 31, 2021. In light of the material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-Q had not yet been identified.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2020, as amended, filed with the SEC on July 9, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC.

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

Dated: August 12, 2021	SARISSA CAPITAL ACQUISITION CORP.

	By:	/s/ Alexander Denner
	Name:	Alexander Denner
	Title:	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Dated: August 12, 2021	SARISSA CAPITAL ACQUISITION CORP.

	By:	/s/ Patrice Bonfiglio
	Name:	Patrice Bonfiglio
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)