Form 10-Q
period 2021-06-30
Sarissa Capital Acquisition Corp.
filed 2021-08-23
CIK 1821682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
As of August 20, 2021, there

were
20,000,000
Class A ordinary shares, par value $0.0001 per share, and
5,000,000
Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SARISSA CAPITAL ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash	$953,503	$1,097,856
Prepaid expenses	170,747	267,935

Total current assets	1,124,250	1,365,791
Marketable securities held in Trust Account	200,008,250	200,002,204

Total Assets	$201,132,500	$201,367,995

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$48,105	$14,472

Total current liabilities	48,105	14,472
Warrant liabilities	14,309,710	30,336,184
Deferred underwriters’ discount payable	7,000,000	7,000,000

Total liabilities	21,357,815	37,350,656

Commitments and contingencies
Class A ordinary shares subject to possible redemption, 17,477,468 and 15,901,733 at June 30, 2021 and December 31, 2020, respectively	174,774,680	159,017,330
Shareholders’ Equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 2,522,532 and 4,098,267 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	252	410
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,000,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	500	500
Additional paid-in capital	7,068,115	22,825,307
Accumulated deficit	(2,068,862)	(17,826,208)

Total shareholders’ equity	5,000,005	5,000,009

Total Liabilities and Shareholders’ Equity	$201,132,500	$201,367,995

See accompanying notes to the financial statements.

SARISSA CAPITAL ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Formation and operating costs	$145,706	$275,174

Loss from operations	(145,706)	(275,174)

Other Income
Interest income on marketable securities held in Trust Account	3,273	6,046
Change in fair value of warrant liabilities	1,805,147	16,026,474

Total other income	1,808,420	16,032,520

Net income	$1,662,714	$15,757,346

Weighted average shares outstanding of Class A redeemable ordinary shares	20,000,000	20,000,000

Basic and diluted net income per share, Class A redeemable ordinary share	$0.00	$0.00

Weighted average shares outstanding of Class B non-redeemable ordinary shares	5,000,000	5,000,000

Basic and diluted net income per share, Class B non-redeemable ordinary share	$0.33	$3.15

See accompanying notes to the financial statements.

SARISSA CAPITAL ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Ordinary				Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	4,098,267	$410	5,000,000	$500	$22,825,307	$(17,826,208)	$5,000,009
Class A ordinary shar e s subject to possible redemption	(1,409,464)	(141)	—	—	(14,094,499)	—	(14,094,640)
Net income (unaudited)	—	—	—	—	—	14,094,632	14,094,632

Balance as of March 31, 2021 (Unaudited)	2,688,803	$269	5,000,000	$500	$8,730,808	$(3,731,576)	$5,000,001
Change in Class A ordinary shares subject to possible redemption	(166,271)	(17)	—	—	(1,662,693)	—	(1,662,710)
Net income (unaudited)	—	—	—	—	—	1,662,714	1,662,714

Balance as of June 30, 2021 (unaudited)	2,522,532	$252	5,000,000	$500	$7,068,115	$(2,068,862)	$5,000,005

See accompanying notes to the financial statements.

SARISSA CAPITAL ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2021

Cash Flows from Operating Activities:
Net income	$15,757,346
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on marketable securities held in Trust Account	(6,046)
Change in fair value of warrant liabilities	(16,026,474)
Changes in operating assets and liabilities:
Prepaid expenses	97,188
Accounts payable and accrued expenses	33,633

Net cash used in operating activities	(144,353)
Net Change in Cash	(144,353)
Cash - Beginning of period	1,097,856

Cash - End of period	$953,503

Supplemental Disclosure of Non-cash Financing Activities:
Change in value of Class A ordinary shares subject to possible redemption	$15,757,350

See accompanying notes to the financial statements.

SARISSA CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
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
As of June 30, 2021, the Company had not yet commenced any operations. All activity through June 30, 2021, relates to the Company’s formation and the Initial Public Offering (“IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the IPO.
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
under the Inv
e
stment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (a) the completion of the Company’s initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum of association, and (c) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from October 23, 2020 (the “Combination Period”), the closing of the IPO.

SARISSA CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

SARISSA CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the IPO in favor of a Business Combination. Subsequent to the consummation of the IPO, the Company will adopt an insid
e
r trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public
information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares in connection with the completion of a Business Combination.
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

SARISSA CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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
Liquidity
As of June 30, 2021, the Company had cash outside the Trust Account of $953,503 available for working capital needs. All remaining cash held in the Trust Account is
generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem ordinary shares. As of June 30, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.
Through June 30, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares and the remaining net proceeds from the IPO and the sale of Private Placement Units. The Company anticipates that the $953,503 outside of the Trust Account as of June 30, 2021, will be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial shareholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

SARISSA CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the Company’s actual costs of undertaking in-depth due
diligence and negotiating business combination are more than the Company’s estimated costs necessary to do so, the Company may have insufficient funds available to operate its business prior to the business combination. Moreover, the Company will need to raise additional capital through loans from its Sponsor, officers, directors, or third parties. None of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.
Risks and

Uncertainties
On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the
“COVID-19 outbreak”).
In March 2020, the WHO classified
the COVID-19 outbreak
as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak
continues to evolve. The impact of
the COVID-19 outbreak
on the Company’s financial position will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak
on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended p
e
riod, the Company’s financial position may be materially adversely affected. Additionally, the Company’s ability to complete an initial business combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak
or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial business combination in a timely manner. The Company’s ability to consummate an initial business combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak
and the resulting market downturn.
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

SARISSA CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and warrant liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At June 30, 2021 and December 31, 2020, the Company had $953,503 and 1,097,856 in cash, respectively and no cash equivalents.
Marketable Securities Held in Trust Account
At June 30, 2021 and December 31, 2020, the Trust Account had $200,008,250 and $200,002,204
held in marketable securities, respectively. The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of

185
days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. Gains and losses resulting from the change in fair value of these securities is included in gain on Investments Held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000.
As of December 31, 2020 and June 30, 2021, the Company had not experienced losses on this account.

SARISSA CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Income taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not r
e
flected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
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
The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” The Company’s statements of operations include a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class
method of income (loss) per share. Net income per ordinary share, basic and diluted for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account totaling $3,273 and $6,046 for the three and six months ended June 30, 2021 by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance.

Net income per ordinary share, basic and diluted for Class B non-redeemable
ordinary shares is calculated by dividing the net income, adjusted for income attributable to Class A redeemable ordinary shares, by the weighted average number of Class B non-redeemable
ordinary shares outstanding for the period. Class B
non-redeemable
ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account. Other than the warrants mentioned above, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the period presented.

	For the three months ended	For the six months ended
	June 30, 2021	June 30, 2021
Redeemable Class A ordinary shares
Numerator: Earnings allocable to Redeemable Class A ordinary shares
Interest income	$3,273	$6,046

Net earnings	$3,273	$6,046

Denominator: Weighted average redeemable Class A ordinary shares
Redeemable Class A ordinary shares, basic and diluted	20,000,000	20,000,000
Income /basic and diluted redeemable Class A ordinary shares	$0.00	$0.00

Non-redeemable Class B ordinary shares

SARISSA CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Numerator: Net income minus redeemable net earnings
Net income	$1,662,714	$15,757,346
Redeemable net earnings	3,273	6,046

Non-redeemable net income	$1,659,441	$15,751,300

Denominator: weighted average non-redeemable Class B ordinary shares
Non-redeemable Class B ordinary shares, basic and diluted	5,000,000	5,000,000
Income/ Basic and diluted non-redeemable ordinary shares	$0.33	$3.15

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
The Company accounts for its 10,666,667
ordinary shares

warrants issued in connection with its IPO
(6,666,667)
and Private Placement
(4,000,000)
as derivative warrant liabilities in accordance with ASC
815-40.
Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. At June
30
,
2021
and December
31
,
2020
, the Company used the quoted stock price in the active market to value the public warrants and a Modified Black Scholes to value the private warrants with changes in fair value charged to the statement of operations.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020,

17,477,468
and
15,901,733
shares of Class A ordinary shares subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

SARISSA CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Fair Value of Financial

Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets other than derivative warrant liabilities (see Note 9).
Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
Note 3 — Initial Public Offering
On October 23, 2020, the Company sold 20,000,000 Units at a price of $10.00 per Unit, including the issuance of 2,500,000 Units as a result of the underwriter’s partial exercise of its over-allotment option. Each Unit consists of one share of Class A ordinary shares, par value $0.0001 per share and one-third of
one redeemable w
a
rrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A ordinary shares at a price of $11.50 per share, subject to adjustment (see Note 7). The Company paid an underwriting discount at the closing of the IPO of $4,000,000.
Note 4 — Private Placement
Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 3,333,333 Sponsor Private Warrants and the underwriter purchased an aggregate of 666,667 Cantor Private Warrants, at a price of $1.50 per unit, for an aggregate purchase price of $6,000,000. A portion of the proceeds from the Private Warrants were added to the net proceeds from the IPO held in the Trust Account. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at $11.50 per share.
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

SARISSA CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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
Promissory Note — Related Party
On August 14, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover for expenses related to the IPO pursuant to a promissory note (the “Note”). The Note was non-interest
bearing and payable on the earlier of March 31, 2021 and the completion of the IPO. As of June 30, 2021, the Company had no borrowings under the Note. This note was repaid on October 23, 2020 and the promissory note is no longer available to the Company.

SARISSA CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Administrative Service Fee
The Company entered into an agreement whereby, commencing on October 23, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services. For the three and six months ended June 30, 2021, the Company had incurred and paid $30,000 and $60,000 of administrative fees.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds h
e
ld outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021 and December 31, 2020, the Company had no outstanding borrowings under the Working Capital Loans.
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

SARISSA CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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
Note 7 — Shareholders’ Equity
Preference Shares —
The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue a total of 200,000,000 shares of Class A ordinary shares at par value of $0.0001 each. At June 30, 2021 and December 31, 2020, there were 2,522,532 and 4,098,267 shares issued and outstanding, respectively (excluding 17,477,468 and 15,901,733 shares subject to possible redemption, respectively)
.
Class
 B Ordinary Shares
— The Company is authorized to issue a total of 20,000,000 shares of Class B ordinary shares at par value of $0.0001 each. At June 30, 2021 and December 31, 2020, there were 5,000,000 shares of Class B ordinary shares issued and outstanding.
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

SARISSA CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 8 — Warrants
At June 30, 2021, there were 6,666,667 Public Warrants and 4,000,000 Private Placement Warrants outstanding.
Public Warrants may only be exercised for a whole number of shares. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the IPO. The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become eff
e
ctive within 60 business days after the closing of the initial Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement; provided that if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement.
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

SARISSA CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

SARISSA CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 9 — Fair Value

Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hi
e
rarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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

As of June 30, 2021, marketable securities held in the Company’s Trust Account consisted of a treasury securities fund in the amount of $
200,008,250
which was held as money market funds.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
Marketable Securities held in Trust Account	$200,008,250	$200,008,250	$—	$—
Liabilities:
Warrant Liability – Public Warrants	$8,866,667	$8,866,667	$—	$—
Warrant Liability – Private Warrants	$5,443,043	$—	$—	$5,443,043
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
Marketable Securities held in Trust Account	$200,002,204	$200,002,204	$—	$—
Liabilities:
Warrant Liability – Public Warrants	$18,333,334	$18,333,334	$—	$—
Warrant Liability – Private Warrants	$12,002,850	$—	$—	$12,002,850
There were no transfers between Levels 1, 2 or 3 during the six months ended June 30, 2021.

SARISSA CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

At June 30, 2021 and December 31, 2020, the Company used the quoted stock price in the active market to value the public warrants and a Modified Black Scholes to value the private warrants with changes in fair value charged to the condensed statement of operations. The estimated fair value of the private warrant liability is determined using Level 3 inputs. If factors or assumptions change, the estimated fair values could be materially different. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.
The following table provides quantitative information regarding Level 3 fair value measurements:

	As of June 30, 2021	As of December 31, 2020
Stock price	$9.92	$10.12
Strike price	$11.50	$11.50
Term (in years)	5.66	5.91
Volatility	19.5%	39.5%
Risk-free rate	0.98%	0.49%
Dividend yield	0.0%	0.0%
The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our assets and liabilities classified as level 3:

Warrant Liabilities
Fair value at December 31, 2020	$12,002,850
Change in fair value	(5,887,993)

Fair Value at March 31, 2021	6,114,857
Change in fair value	(671,814)
Fair Value at June 30, 2021	$5,443,043

Note 10 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date through the date that the condensed financial statements were issued. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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
For the three months ended June 30, 2021, we had a net income of $1,662,714. We incurred $145,706 of formation and operating costs (not charged against shareholders’ equity), consisting mostly of general and administrative expenses. The Company also recorded a change in fair value of warrant liabilities of $1,805,147. We had interest income of $3,273 of interest on the trust account.
For the six months ended June 30, 2021, we had a net income of $15,757,346. We incurred $275,174 of formation and operating costs (not charged against shareholders’ equity), consisting mostly of general and administrative expenses. The Company also recorded a change in fair value of warrant liabilities of $16,026,474. We had interest income of $6,046 of interest on the trust account.
Liquidity and Capital Resources
As of June 30, 2021, we had cash outside the trust account of $953,503 available for working capital needs. All remaining cash held in the trust account are generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem ordinary shares. As of June 30, 2021, none of the amount in the trust account was available to be withdrawn as described above.

Through June 30, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares and the remaining net proceeds from the initial public offering and the sale of private placement units.
The Company anticipates that the $953,503 outside of the trust account as of June 30, 2021, will be sufficient to allow the Company to operate for at least the next 12 months, assuming that a business combination is not consummated during that time. Until consummation of our business combination, the Company will be using the funds not held in the trust account, and any additional Working Capital Loans (as defined in Note 5 to our financial statements) from the initial shareholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5 to our financial statements), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.
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
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Emerging Growth Company
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

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
Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of the period ended June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts deposited in the trust account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk when and if the net proceeds are invested in such securities.
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
As required by
Rules 13a-15 and 15d-15 under
the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due solely to the material weakness we have identified in our internal control over financial reporting described below, our disclosure controls and procedures (as defined in
Rules 13a-15 (e)
and 15d-15 (e)
under the Exchange Act) were not effective as June 30, 2021. In light of the material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.
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
not yet been identified.
The Company has responded to a new public statement on warrants issued by the SEC, changing its accounting policy to classify the Company’s warrant obligations as liabilities. While we have processes to identify and appropriately apply applicable accounting requirements, we have enhanced our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer and Chairman (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit Number	Description

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Dated: August 23, 2021	SARISSA CAPITAL ACQUISITION CORP.

	By:	/s/ Alexander Denner
	Name:	Alexander Denner
	Title:	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Dated: August 23, 2021	SARISSA CAPITAL ACQUISITION CORP.

	By:	/s/ Patrice Bonfiglio
	Name:	Patrice Bonfiglio
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)