Form 10-Q
period 2021-09-30
Sarissa Capital Acquisition Corp.
filed 2021-11-15
CIK 1821682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
203-302-2330
(Registrant’s Telep
hone Number, Including Area Code)
Not Applicable
(Former Name or Former Address, if Changed Since Last Report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units	SRSAU	The Nasdaq Capital Market
Class A ordinary shares	SRSA	The NasdaqCapital Market
Warrants	SRSAW	The NasdaqCapital Market

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
the Exchange Act).    Yes  ☒    No  ☐
As of November
15
, 2021
, there were 20,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,000,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1

	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2021 and the period from August 12, 2020 (inception) through September 30, 2020	2

	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2021 and for the period from August 12, 2020 (inception) through September 30, 2020	3

	Unaudited Condensed Statement of Cash Flows for the nine months ended September 30, 2021 and for the period from August 12, 2020 (inception) through September 30, 2020	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SARISSA CAPITAL ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)	(Revised)
Assets
Current assets:
Cash	$783,757	$1,097,856
Prepaid expenses	125,592	267,935

Total current assets	909,349	1,365,791
Prepaid expenses – non-current portion	7,133	—
Marketable securities held in Trust Accoun t	200,011,323	200,002,204

Total Assets	$200,927,805	$201,367,995

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$5,000	$14,472

Total current liabilities	5,000	14,472
Warrant liabilities	9,767,734	30,336,184
Deferred underwriters’ discount payable	7,000,000	7,000,000

Total liabilities	16,772,734	37,350,656

Commitments and contingencies
Class A ordinary shares subject to possible redemption, 20,000,000 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	200,000,000	200,000,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at September 30, 2021 and December 31, 2020	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorize d; no shares issued and outstanding (excludin g 20,000,000 Class A shares subject to redemption) at September 30, 2021 and December 31, 2020	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,000,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	500	500
Additional paid-in capita l	—	—
Accumulated deficit	(15,845,429)	(35,983,161)

Total shareholders’ deficit	(15,844,929)	(35,982,661)

Total Liabilities and Shareholders’ Deficit	$200,927,805	$201,367,995

See accompanying notes to the condensed financial statements.

SARISSA CAPITAL ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended September 30, 2021	For the nine months ended September 30, 2021	For the period from August 12, 2020 (inception) to September 30, 2020
Formation and operating costs	$164,663	$439,837	$3,793

Loss from operations	(164,663)	(439,837)	(3,793)

Other income
Interest income on marketable securities held in Trust Account	3,073	9,119	—
Change in fair value of warrant liabilities	4,541,976	20,568,450	—

Total other income	4,545,049	20,577,569	—

Net incom e (loss )	$4,380,386	$20,137,732	$(3,793)

Weighted average shares outstanding of Class A redeemable ordinary shares	20,000,000	20,000,000	—

Basic and diluted net income per share, Class A redeemable ordinary share	$0.18	$0.81	$—

Weighted average shares outstanding of Class B non-redeemable ordinary shares	5,000,000	5,000,000	4,375,000

Basic and diluted net income per share, Class B non-redeemable ordinary share	$0.18	$0.81	$(0.00)

See accompanying notes to the condensed financial statements.

SARISSA CAPITAL ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(UNAUDITED & REVISED)

	Ordinary				Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	—	$—	5,000,000	$500	$—	$(35,983,161)	$(35,982,661)
Net income	—	—	—	—	—	14,094,632	14,094,632

Balance as of March 31, 2021	—	$—	5,000,000	$500	—	$(21,888,529)	$(21,888,029)
Net income	—	—	—	—	—	1,662,714	1,662,714

Balance as of June 30, 2021	—	$—	5,000,000	$500	—	$(20,225,815)	$(20,225,315)
Net income	—	—	—	—	—	4,380,386	4,380,386

Balance as of September 30, 2021	—	$—	5,000,000	$500	$—	$(15,845,429)	$(15,844,929)

FOR THE PERIOD FROM AUGUST 12, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020
(UNAUDITED)

	Ordinary				Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of August 12, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor (1)	—	—	5,031,250	503	24,497	—	25,000
Net lo ss	—	—	—	—	—	(3,793)	(3,793)

Balance as of September 30, 202 0	—	$—	5,031,250	$503	$24,497	(3,793)	21,207

See accompanying notes to the condensed financial statements.

SARISSA CAPITAL ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021
(UNAUDITED)

	For the nine months ended September 30, 2021	For the period from August 12, 2020 (inception) through September 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$20,137,732	$(3,793)
Formation costs paid by Sponsor in exchange for Class B ordinary shares	—	3,793
A djustments to reconcile net income (loss) to net cash used in operating activitie s:
Interest income on marketable securities held in Trust Account	(9,119)	—
Change in fair value of warrant liabilities	(20,568,450)	—
Changes in operating assets and liabilities:		—
Prepaid expenses	135,210	—
Accounts payable and accrued expenses	(9,472)	—

Net cash used in operating activities	(314,099)	—

Net change in cash	(314,099)	—
Cash - Beginning of period	1,097,856	—

Cash - End of period	$783,757	$—

Supplemental Disclosure of Non-cash Financing Activities:
Deferred offering costs included in accounts payable and accrued expenses	$—	$86,647

Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$21,207

See accompanying notes to the condensed financial statements.

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
As of September 30, 2021, the Company had not yet commenced any operations. All activity through September 30, 2021, relates to the Company’s formation and the Initial Public Offering (“IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company generates non-operating income
in the form of interest income from the proceeds derived from the IPO.
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

SARISSA CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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
Notwithstanding the foregoing, if the Company seeks shareholder approval of its Business Combination and does not conduct redemptions in connection with its Business Combination pursuant to the tender offer rules, the Amended and Restated Memorandum and Articles of Association will provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Class A ordinary shares sold in the IPO, without the prior consent of the Company.
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

SARISSA CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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
Liquidity
As of September 30, 2021, the Company had cash outside the Trust Account of $783,757 available for working capital needs. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem ordinary shares. As of September 30, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.
Through September 30, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares and the remaining net proceeds from the IPO and the sale of Private Placement Units. The Company anticipates that the $783,757 outside of the Trust Account as of September 30, 2021, will be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 6) from the initial shareholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 6), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

SARISSA CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until October 23, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 23, 2022.
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
Note 2 — Revision of Previously Issued Financial Statements
In the Company’s previously issued financial statements, a portion of the public shares were classified as permanent equity to maintain shareholders’ equity greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Thus, the Company can only complete a merger and continue to exist as a public company if there is sufficient Public Shares that do not redeem at the merger and so it is appropriate to classify the portion of its public shares required to keep its shareholders’ equity above the $5,000,000 threshold as “shares not subject to redemption.”
However, in light of recent comment letters issued by the SEC to several special purpose acquisition companies, management re-evaluated
the Company’s application of ASC
480-10-99
to its accounting classification of public shares. Upon
re-evaluation,
management determined that the public shares include certain provisions that require classification of the public shares as temporary equity regardless of the minimum net tangible asset required by the Company to complete its initial business combination.
In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also revised its earnings per share calculations to allocate net income (loss) evenly to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares will share pro rata in the income (loss) of the Company. There has been no change to the Company’s total assets, liabilities or operating results.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impacts were not material to any previously presented financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements impacted should be revised to report all public shares as temporary equity.

SARISSA CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Impact of the Revision
The impact to the balance sheets as of October 23, 2020 and December 31, 2020 are presented below:

	As Reported	Adjustment	As Adjusted
Balance Sheet as of October 23, 2020 (as revised in footnote 2 of form 10-K/A filed on July 9, 2021)
Ordinary shares subject to possible redemption ($)	$176,328,230	$23,671,770	$200,000,000
Class A ordinary shares, $0.0001 par value	237	(237)	—
Class B ordinary shares, $0.0001 par value	503	—	503
Additional Paid in Capital	5,478,702	(5,478,702)	—
Accumulated Deficit	(479,433)	(18,192,831)	(18,672,264)

Total Shareholders’ Equity (Deficit)	$5,000,009	$(23,671,770)	$(18,671,761)

Number of shares subject to redemption	17,632,823	2,367,177	20,000,000

Financial Statements as of December 31, 2020 (per form 10-K/A filed on July 9, 2021)
Balance Sheet
Ordinary shares subject to possible redemption ($)	$159,017,330	$40,982,670	$200,000,000
Class A ordinary shares, $0.0001 par value	410	(410)	—
Class B ordinary shares, $0.0001 par value	500	—	500
Additional Paid in Capital	22,825,307	(22,825,307)	—
Accumulated Deficit	(17,826,208)	(18,156,953)	(35,983,161)

Total Shareholders’ Equity (Deficit)	$5,000,009	$(40,982,670)	$(35,982,661)

Number of shares subject to redemption	15,901,733	4,098,267	20,000,000

Income Statement
Weighted average shares outstanding of Class A redeemable ordinary shares	20,000,000	(10,142,857)	9,857,143
Basic and diluted net income (loss) per share, Class A redeemable ordinary share	$0.00	$(1.23)	$(1.23)
Weighted average shares outstanding of Class B non-redeemable ordinary shares	4,683,036	—	4,683,036
Basic and diluted net loss per share, Class B non-redeemable ordinary share	$(3.81)	$2.58	$(1.23)
Note 3 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generall
y
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

SARISSA CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At September 30, 2021 and December 31, 2020, the Company had $783,757 and 1,097,856 in cash, respectively, and no cash equivalents.
Marketable Securities Held in Trust Account
At September 30, 2021 and December 31, 2020, the Trust Account had $200,011,323 and $200,002,204
held in marketable securities, respectively. The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. Gains and losses resulting from the change in fair value of these securities is included in gain on Investments Held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of December 31, 2020 and September 30, 2021, the Company had not experienced losses on this account.
Income Taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
Net Income per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per
Share. The Company applies the
two-class
method in calculating earnings per share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of stock. Changes in fair value are not considered a dividend of the purposes of the numerator in the earnings per share calculation. Net income (loss) per ordinary share is computed by dividing the pro rata net income (loss) between the Class A ordinary shares and the Class B ordinary shares by the weighted average number of ordinary shares outstanding for each of the periods. The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the IPO since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

SARISSA CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

	For the Three Months ended September 30, 2021	For the Nine Months ended September 30, 2021	For the period from August 12, 2020 (inception) through September 30, 2020
Ordinary shares subject to possible redemption
Numerator:
Net income allocable to Class A ordinary shares subject to possible redemption	$3,504,309	$16,110,186	$—
Denominator:
Weighted Average Redeemable Class A ordinary shares, Basic and Diluted	20,000,000	20,000,000	—

Basic and Diluted net income per share, Redeemable Class A ordinary shares	$0.18	$0.81	$—

Non- r edeemable o rdinary shares
Numerator:
Net income (loss) allocable to Class B ordinary shares not subject to redemption	$876,077	$4,027,546	$(3,793)
Denominator:
Weighted Average Non-Redeemable ordinary shares, Basic and Diluted	5,000,000	5,000,000	4,375,000

Basic and diluted net income per share, ordinary shares	$0.18	$0.81	$(0.00)

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
Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. At September 30, 2021 and December 31, 2020, the Company used the quoted share price in the active market to value the public warrants and a Modified Black Scholes to value the private warrants with changes in fair value charged to the statement of operations.

SARISSA CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021 and December 31, 2020, 20,000,000 shares of Class A ordinary shares subject to possible redemption, are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.
At September 30, 2021 and December 31, 2020, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross Proceeds	$200,000,000
Less: Proceeds allocated to Public Warrants	(8,132,480)
Less: Issuance costs related to Class A ordinary shares	(11,113,697)
Plus: Accretion of carrying value to redemption value	19,246,177

Class A ordinary shares subject to possible redemption	$200,000,000
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets other than derivative warrant liabilities (see Note 10).
Recent Accounting Standards
In August 2020, the FASB issued ASU
2020-06,
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.
Note 4 — Initial Public Offering
On October 23, 2020, the Company sold 20,000,000 Units at a price of $10.00 per Unit, including the issuance of 2,500,000 Units as a result of the underwriter’s partial exercise of its over-allotment option. Each Unit consists of one share of Class A ordinary shares, par value $0.0001 per share and one-third of one
redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A ordinary shares at a price of $11.50 per share, subject to adjustment (see Note 8). The Company paid an underwriting discount at the closing of the IPO of $4,000,000.

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
Administrative Service Fee
The Company entered into an agreement whereby, commencing on October 23, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services. For the three and nine months ended September 30, 2021, the Company had incurred and paid $30,000 and $90,000 of administrative fees.

SARISSA CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021 and December 31, 2020, the Company had no outstanding borrowings under the Working Capital Loans.
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
Note 8 — Shareholders’ Equity
Preference Shares —
 The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
 — The Company is authorized to issue a total of 200,000,000 shares of Class A ordinary shares at par value of $0.0001 each. At September 30, 2021 and December 31, 2020, there were 20,000,000 shares issued and outstanding. All Class A ordinary shares subject to possible redemption have been classified as temporary equity (see Note 3).

SARISSA CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Class
 B Ordinary Shares
 — The Company is authorized to issue a total of 20,000,000 shares of Class B ordinary shares at par value of $0.0001 each. At September 30, 2021 and December 31, 2020, there were 5,000,000 shares of Class B ordinary shares issued and outstanding.
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
Note 9 — Warrants
At September 30, 2021, there were 6,666,667 Public Warrants and 4,000,000 Private Placement Warrants outstanding.
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

SARISSA CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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
Note 10 — Fair Value Measurements
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

As of September 30, 2021, marketable securities held in the Company’s Trust Account consisted of a treasury securities fund in the amount of $200,011,323 which was held as money market funds.

SARISSA CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
Marketable Securities held in Trust Account	$200,011,323	$200,011,323	$—	$—
Liabilities:
Warrant Liability – Public Warrants	$6,067,334	$6,067,334	$—	$—
Warrant Liability – Private Warrants	$3,700,400	$—	$—	$3,700,400
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
There were no transfers between Levels 1, 2 or 3 during the nine months ended September 30, 2021.
At September 30, 2021 and December 31, 2020, the Company used the quoted share price in the active market to value the public warrants and a Modified Black Scholes to value the private warrants with changes in fair value charged to the condensed statement of operations. The estimated fair value of the private warrant liability is determined using Level 3 inputs. If factors or assumptions change, the estimated fair values could be materially different. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S.
Treasury zero-coupon yield
curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.
The following table provides quantitative information regarding Level 3 fair value measurements:

	As of September 30, 2021	As of December 31, 2020
Share price	$9.86	$10.12
Strike price	$11.50	$11.50
Term (in years)	5.53	5.91
Volatility	14.1%	39.5%
Risk-free rate	1.07%	0.49%
Dividend yield	0.0%	0.0%

SARISSA CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our assets and liabilities classified as Level 3:

Warrant Liabilities
Fair value at August 12, 2020	$—
Initial measurement on October 23, 2020	13,067,756
Change in fair value	17,268,428
Transfer of Public warrants from Level 3 to Level 1	(18,333,334)

Fair value at December 31, 2020	12,002,850
Change in fair value	(5,887,993)

Fair Value at March 31, 2021	6,114,857
Change in fair value	(671,814)

Fair Value at June 30, 2021	5,443,043
Change in fair value	(1,742,643)

Fair Value at September 30, 2021	$3,700,400

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
For the three months ended September 30, 2021, we had a net income of $4,380,386. We incurred $164,663 of formation and operating costs (not charged against shareholders’ equity), consisting mostly of general and administrative expenses. The Company also recorded a change in fair value of warrant liabilities of $4,541,976. We had interest income of $3,073 of interest on the trust account.
For the nine months ended September 30, 2021, we had a net income of $20,137,732. We incurred $439,837 of formation and operating costs (not charged against shareholders’ equity), consisting mostly of general and administrative expenses. The Company also recorded a change in fair value of warrant liabilities of $20,568,450. We had interest income of $9,119 of interest on the trust account.

SARISSA CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

For the period from August 12, 2020 (inception) to September 30, 2020, we had a net net loss of $3,793, which consisted entirely of formation and operating costs.
Going Concern
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until October 23, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 23, 2022.
Liquidity and Capital Resources
As of September 30, 2021, we had cash outside the trust account of $783,757 available for working capital needs. All remaining cash held in the trust account are generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem ordinary shares. As of September 30, 2021, none of the amount in the trust account was available to be withdrawn as described above.
Through September 30, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares and the remaining net proceeds from the initial public offering and the sale of private placement units.
The Company anticipates that the $783,757 outside of the trust account as of September 30, 2021, will be sufficient to allow the Company to operate for at least the next 12 months, assuming that a business combination is not consummated during that time. Until consummation of our business combination, the Company will be using the funds not held in the trust account, and any additional Working Capital Loans (as defined in Note 6 to our financial statements) from the initial shareholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 6 to our financial statements), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.
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
Off-Balance Sheet
Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance sheet
arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet
arrangements. We have not entered into
any off-balance sheet
financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.
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

SARISSA CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Critical Accounting Policies and Estimates
Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited financial information. We describe our significant accounting policies in Note 3 – Summary of Significant Accounting Policies, of the Notes to Financial Statements included in this report. Our unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.
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
Warrant Liabilities
We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and
ASC 815-15. The
classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.
We account for our 10,666,667 ordinary shares warrants issued in connection with our IPO (6,666,667) and Private Placement (4,000,000) as derivative warrant liabilities in accordance with ASC
815-40.
Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. At September 30, 2021 and December 31, 2020, we used the quoted share price in the active market to value the public warrants and a Modified Black Scholes to value the private warrants with changes in fair value charged to the statement of operations.
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021 and December 31, 2020, 20,000,000 shares of Class A ordinary shares subject to possible redemption, are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

SARISSA CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Recent Accounting Standards
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
2020-06,
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of the period ended September 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts deposited in the trust account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk when and if the net proceeds are invested in such securities.
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
As required
by Rules 13a-15 and 15d-15 under the
Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e)
and 15d-15 (e) under
the Exchange Act) were effective as September 30, 2021.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.
Remediation of a Material Weakness in Internal Control over Financial Reporting
We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in the 2nd quarter of 2021 and enhanced our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were implemented during the quarter ended June 30, 2021.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer and Chairman (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Dated: November 15, 2021	SARISSA CAPITAL ACQUISITION CORP.

	By:	/s/ Alexander Denner
	Name:	Alexander Denner
	Title:	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Dated: November 15, 2021	SARISSA CAPITAL ACQUISITION CORP.

	By:	/s/ Patrice Bonfiglio
	Name:	Patrice Bonfiglio
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)