Form 10-K/A
period 2020-12-31
Sarissa Capital Acquisition Corp.
filed 2022-01-19
CIK 1821682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 2)

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

SARISSA CAPITAL ACQUISITION CORP.
FORM
10-K/A

EXPLANATORY NOTE
References throughout this Amendment No. 2 to the Annual Report on Form
10-K
to the “Company” and to “we,” “us,” and “our” are to Sarissa Capital Acquisition Corp., unless the context otherwise indicates.
This Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form
10-K/A
amends the Annual Report on Form
10-K
of Sarissa Capital Acquisition Corp. for the period ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2021 (the “Original Filing”) and on July 9, 2021 (the “Amendment No. 1”).
Amendment No. 1
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

Amendment No. 2
In the Company’s previously issued financial statements, a portion of the Class A ordinary shares issued in the IPO (“Public Shares”) was classified as permanent equity to maintain shareholders’ equity of at least $5,000,001 on the basis that the Company can only consummate its initial business combination if the Company has net tangible assets of at least $5,000,001.
Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective as of these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. As a result, the Company re-evaluated ASC 480-10-S99, and concluded that it would change its accounting and reflect the full amount of all redeemable Public Shares in temporary equity. As a result of the change in presentation for the Class A ordinary shares subject to possible redemption, the Company also has revised its earnings per ordinary share calculation to allocate income and losses shared pro-rata between the two classes of ordinary shares. The revised presentation shows both classes of ordinary shares share pro-rata in the income and losses of the Company.
The Company’s management and the audit committee of the Company’s Board of Directors concluded that it is appropriate to restate the Company’s previously issued (1) audited balance sheet, dated October 23, 2020, included in the form 8-K, filed October 28, 2020, and (2) audited financial statements as of December 31, 2020 and for the period from August 12, 2020 (inception) through December 31, 2020, as previously reported in its Amendment 1 to Form 10-K/A. The restated reported values of the Class A ordinary shares subject to possible redemption as accounted for under ASC 480-10-S99 are included in the financial statements herein.
We are filing this Amendment No. 2 to amend and restate the Original Filing and the Amendment No. 1 with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:
Part I, Item 1A. Risk Factors
Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part II, Item 8. Financial Statements and Supplementary Data
Part II, Item 9A. Controls and Procedures
Additionally, in accordance with Rule
12b-15
under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment No. 2 currently dated certifications from our Chief Executive Officer and Chairman (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer). These certifications are filed or furnished, as applicable, as Exhibits 31.1, 31.2, 32.1 and 32.2.
Except as described above, this Amendment No. 2 does not amend, update or change any other disclosures in the Original Filing. In addition, the information contained in this Amendment No. 2 does not reflect events occurring after the filing of the Original Filing and does not modify or update the disclosures therein, except as specifically identified above. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Filing, other than the restatement, and such forward-looking statements should be read in conjunction with our filings with the SEC, including those subsequent to the filing of the Original Filing.
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
If the net proceeds of the IPO and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least the 24 months following the closing of the IPO, we may be unable to complete our initial business combination.
The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the 24 months following the closing of the IPO, assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through the IPO and potential loans from certain of our affiliates are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

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

In the Amendment No. 1 to Annual Report on Form 10-K, we reached a determination to restate the previously issued Form 10-K to correct the accounting treatment for the Company’s warrants.
In the Amendment No. 1 to Annual Report on Form 10-K, we reached a determination to restate the Annual Report on Form 10-K that was filed on March 31, 2021. See “Explanatory Note” above for further information. In addition, in connection therewith, management has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2020. See Item 9A: “Controls and Procedures”. As a result, we have incurred unanticipated costs for accounting and legal fees in connection with or related to the restatement, and may become subject to additional risks and uncertainties related to the restatement, such as a negative impact on investor confidence in the accuracy of our financial disclosures (or in SPACs or former SPAC companies in general), and may raise reputational risks for our business.
In this Amendment No. 2 to Annual Report on Form 10-K, we reached a determination to restate the previously issued Form 10-K/A to correct the accounting treatment for the Company’s redeemable ordinary shares.
In this Amendment No. 2 to Annual Report on Form 10-K, we reached a determination to restate the Annual Report on Form 10-K/A that was filed on July 9, 2021. See “Explanatory Note” above for further information. In addition, in connection therewith, management has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2020. See Item 9A: “Controls and Procedures”. As a result, we have incurred unanticipated costs for accounting and legal fees in connection with or related to the restatement, and may become subject to additional risks and uncertainties related to the restatement, such as a negative impact on investor confidence in the accuracy of our financial disclosures (or in SPACs or former SPAC companies in general), and may raise reputational risks for our business.
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
Restatement – Warrant Treatment
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

Restatement – Shares Subject to Possible Redemption Treatment
The Company has re-evaluated its application of ASC 480-10-S99-3A to its accounting classification of the redeemable Class A ordinary shares, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “IPO”) on October 23, 2020. Since issuance in October 2020, the Company has considered the Public Shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary share while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. After discussion and evaluation, including with the Company’s audit committee, management has determined that the Class A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management noted an adjustment between temporary equity and permanent equity should be made.
As a result of the factors described above, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previous audited financial statements for the period ended December 31, 2020 on Form 10-K filed March 31, 2021 as well as its quarterly unaudited financial statements for the quarterly periods ended March 31, 2021 and June 30, 2021 included in its Quarterly Reports on Form 10-Q filed on August 12, 2021 and August 23, 2021, respectively, as well as the Company’s balance sheet included on the Company’s Form 8-K dated October 23, 2020 should no longer be relied upon because the reclassification should have instead been characterized as a restatement under relevant accounting guidance. As a result, the Company has restated its financial statements for the affected periods in this Amendment No. 2 to its Annual Report of Form 10-K and on Amendment No. 1 to its Quarterly Report on Form 10-Q.
The change in accounting for the Class A ordinary shares did not have any impact on our liquidity, net cash flows, revenues or costs of operating our business in the affected periods.
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
10-K/A
had not yet been identified.
The Company has responded to a new public statement on warrants issued by the SEC, changing its accounting policy to classify the Company’s warrant obligations as liabilities. Further, we the Company classified the full amount of redeemable Public Shares as temporary equity. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications.
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
(a) The following documents are filed as part of this annual report:
(1) Financial Statements:

(2) Financial Statement Schedules:
None.
(b) The following Exhibits are filed as part of this annual report:

Exhibit No.	Description

3.1	Amended and Restated Memorandum and Articles of Association.**

4.1	Specimen Unit Certificate.**

4.2	Specimen Ordinary Share Certificate.**

4.3	Specimen Warrant Certificate.**

4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.*

10.1	Letter Agreement among the Registrant, the Sponsor and each director and officer of the Registrant.*

10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.*

10.3	Registration and Shareholder Rights Agreement among the Registrant, the Sponsor and the underwriter.*

10.4	Administrative Services Agreement between the Registrant and the Sponsor.*

14	Code of Ethics.

31.1	Certification of Chief Executive Officer and Chairman (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Calculation Linkbase

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Label Linkbase

101.PRE	Inline XBRL Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 23, 2020
**	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333- 249171).
Item 16. FORM
10-K/A
SUMMARY
None.

SARISSA CAPITAL ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
Sarissa Capital Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheet of Sarissa Capital Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in shareholders’ deficit and cash flows for the period from August 12, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from August 12, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Restatement of Financial Statements
As discussed in Note 2 to the financial statements, the 2020 financial statements have been restated to correct certain misstatements.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, if the Company is unable to complete a business combination by October 23, 2022 then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
New York, New York
July 9, 2021, except for the effects of the restatement disclosed in Note 2, as to which the date is January 18, 2022

SARISSA CAPITAL ACQUISITION CORP.
BALANCE SHEET
DECEMBER 31, 2020 (As Restated)

Assets
Cash and cash equivalents	$1,097,856
Prepaid expense	267,935

Total current assets	1,365,791
Marketable Securities held in Trust Account	200,002,204

Total Assets	$201,367,995

Liabilities and Shareholders’ Deficit
Accounts payable	$14,472

Total current liabilities	14,472
Deferred underwriters’ discount payable	7,000,000
Warrant liabilities	30,336,184

Total liabilities	37,350,656

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value and $10 redemption value per share , 20,000,000 shares issued and outstanding	200,000,000
Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding (excluding 20,000,000 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,000,000 shares issued and outstanding	500
Additional paid-in capital	—
Accumulated deficit	(35,983,161)

Total shareholders’ deficit	(35,982,661)

Total Liabilities and Shareholders’ Deficit	$201,367,995

See accompanying notes to the financial statements.

SARISSA CAPITAL ACQUISITION CORP.
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM AUGUST 12, 2020 (INCEPTION) TO DECEMBER 31, 2020 (As Restated)

Formation and operating costs	$87,399

Loss from operations	(87,399)

Other income (expense)
Interest income on marketable securities held in trust	2,204
Change in fair value of warrant liabilities	(17,268,428)
Offering costs allocated to issuance of warrants	(472,585)

Total other expense	(17,738,809)

Net loss	$(17,826,208)

Weighted average shares outstanding of Class A ordinary shares	9,859,155

Basic and diluted net loss per share, Class A ordinary shares	$(1.23)

Weighted average shares outstanding of Class B ordinary shares	4,683,099

Basic and diluted net loss per share, Class B ordinary shares	$(1.23)

See accompanying notes to the financial statements.

SARISSA CAPITAL ACQUISITION CORP.
STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE PERIOD FROM AUGUST 12, 2020 (INCEPTION) TO DECEMBER 31, 2020 (As Restated)

	Ordinary				Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of August 12, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	—	—	5,031,250	503	24,497	—	25,000
Cash in excess of fair value of private placement warrant s	—	—	—	—	1,064,724	—	1,064,724
Forfeiture of 31,250 shares by initial shareholders	—	—	(31,250)	(3)	3	—	—
Accretion of carrying value to redemption value					(1,089,224)	(18,156,953)	(19,246,177)
Net loss	—	—	—	—	—	(17,826,208)	(17,826,208)

Balance as of December 31, 2020	—	$—	5,000,000	$500	$—	$(35,983,161)	$(35,982,661)

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

SARISSA CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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

SARISSA CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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

SARISSA CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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

SARISSA CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Note 2 — Restatement of Previously Issued Financial Statements
In the Company’s previously issued financial statements, a portion of the Class A ordinary shares issued in the IPO (“Public Shares”) was classified as permanent equity to maintain shareholders’ equity of at least $5,000,001 on the basis that the Company can only consummate its initial business combination if the Company has net tangible assets of at least $5,000,001.
The Company re-evaluated ASC 480-10-S99, and concluded that it would change its accounting and reflect the full amount of all redeemable Public Shares in temporary equity. As a result of the change in presentation for the Class A ordinary shares subject to possible redemption, the Company also has revised its earnings per ordinary share calculation to allocate income and losses shared pro rata between the two classes of ordinary shares. This presentation shows both classes of ordinary shares share pro rata in the income and losses of the Company.
The change impacted the Company’s Annual report on form 10-K/A filed on July 9, 2021 containing restatement of previously issued financial statement as of October 23, 2020, and financial statements as of December 31, 2020.
The Company’s management and the audit committee of the Company’s Board of Directors concluded that it is appropriate to restate the Company’s previously issued audited balance sheet, dated October 23, 2020, included in the form 8-K, as well as audited financial statements as of December 31, 2020 and for the period from August 12, 2020 (inception) through December 31, 2020, as previously reported in its Amendment 1 to Form 10-K. The restated reported values of the Class A ordinary shares subject to possible redemption as accounted for under ASC 480-10-S99 are included in the financial statements herein.
The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the period, indicated:

	As Reported As Previously Restated in 10-K/A Amendment No. 1 (1)	Adjustment	As Restated
Balance Sheet as of October 23, 2020
Class A Ordinary Shares Subject to Possible Redemption ($)	$176,328,230	$23,671,770	$200,000,000

Class A Ordinary shares, $0.0001 par value	237	(237)	—
Class B Ordinary shares, $0.0001 par value	503	—	503
Additional Paid in Capital	5,478,702	(5,478,702)	—
Accumulated Deficit	(479,433)	(18,192,831)	(18,672,264)

Total Shareholders’ Equity (Deficit)	$5,000,009	$(23,671,770)	$(18,671,761)

Number of shares subject to redemption	17,632,823	2,367,177	20,000,000

Balance Sheet as of December 31, 2020
Class A Ordinary Shares Subject to Possible Redemption ($)	$159,017,330	$40,982,670	$200,000,000

Class A Ordinary shares, $0.0001 par value	410	(410)	—
Class B Ordinary shares, $0.0001 par value	500	—	500
Additional Paid in Capital	22,825,307	(22,825,307)	—
Accumulated Deficit	(17,826,208)	(18,156,953)	(35,983,161)

Total Shareholders’ Equity (Deficit)	$5,000,009	$(40,982,670)	$(35,982,661)

Number of shares subject to redemption	15,901,733	4,098,267	20,000,000

Statement of Operations for the Period from August 12, 2020 (inception) to December 31, 2020
Basic and diluted weighted average shares outstanding, Class A ordinary shares	20,000,000	(10,140,845)	9,859,155
Basic and diluted weighted average shares outstanding, Class B ordinary shares	4,683,036	63	4,683,099
Earnings per Share – Class A ordinary shares	$0.00	$(1.23)	$(1.23)
Earnings Per Share – Class B ordinary shares	$(3.81)	$2.58	$(1.23)
Statement of Cash Flows
Initial value of Class A ordinary shares subject to possible redemption	176,328,230	(176,328,230)	—
Change in value of Class A ordinary shares subject to possible redemption	(17,310,900)	17,310,900	—

(1)	As restated in Note 2 per Form 10-K/A filed on July 9, 2021)
The accompanying statement of changes in shareholders’ deficit has been restated to reflect the restated equity accounts.
Going Concer
n
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
As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements as of October 23, 2020, and December 31, 2020, and for the period from August 12, 2020 (inception) through December 31, 2020 (collectively, the “Affected Periods”), are restated in this Annual Report on Form 10-K/A (Amendment No. 2) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s redeemable Class A ordinary shares in the Company’s previously issued audited and financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited and financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.
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
Net Loss per Ordinary Share
The Company has two classes of shares, which are referred to as Class A ordinary share and Class B ordinary share. Earnings and losses are shared pro rata between the two classes of shares. The potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the period from August 12, 202
0
 (Inception) to December 31, 2020 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary share:

	For the Period from August 12, 2020 (Inception) to December 31, 2020
	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(12,111,224)	$(5,714,984)

Denominator:
Weighted-average shares outstanding	9,859,155	4,683,099

Basic and diluted net loss per share	$(1.23)	$(1.23)

SARISSA CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 20,000,000 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
Offering Costs
The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs totaling $11,586,282, consisting of $4,000,000 of underwriting fees, $7,000,000 of deferred underwriting fees and $586,282 of other offering costs are related to the Public Offering. In accordance with ASC 825-10, $472,585 was expensed as non-operating expenses in the statement of operations with the remaining balance of $11,113,697 recorded as a component of temporary equity.
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

SARISSA CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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
All of the 20,000,000
Class A ordinary shares of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation
, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with SEC guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary share subject to redemption to be classified outside of permanent equity.
The Class A ordinary shares are accounted for in accordance with ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable ordinary share resulted in charges against additional paid-in capital and accumulated deficit.
As of December 30, 2020, the Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$200,000,000
Less:
Proceeds allocated to Public Warrants	(8,132,480)
Ordinary share issuance costs	(11,113,697)
Plus:
Accretion of carrying value to redemption value	19,246,177
Contingently redeemable ordinary share s	$200,000,000
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

SARISSA CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Note 7 — Commitments and Contingencies
Registration Rights
The holders of Founder Shares, Private Placement Warrants, Class A ordinary shares underlying the Private Placement Warrants and warrants that m
a
y be issued upon conversion of working capital loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of working capital loans), will be entitled to registration rights pursuant to a registration and shareholder rights agreement that was signed upon consummation of the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its Business Combination. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period,
which occurs (i) in the case of the Founder Shares, in accordance with the letter agreement the Company’s initial shareholders entered into and (ii) in the case of the Private Placement Warrants and the respective Class A ordinary shares underlying such warrants, 30 days after the completion of the Company’s Business Combination and, for as long as the Private Placement Warrants are held by the underwriter or its designees or affiliates, the lock-up
and registration rights limitations imposed by FINRA Rule 5110 and five years from the effective date of the registration statement for the Company’s IPO which was declared effective by the SEC on the Effective Date. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
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
Class
 A Ordinary Shares
— The Company is authorized to issue a total of 200,000,000 shares of Class A ordinary shares at par value of $0.0001 each. At December 31, 2020, there were no shares issued and outstanding (excluding 20,000,000 shares subject to possible redemption)
Class
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

SARISSA CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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

SARISSA CAPITAL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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

Note 11 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, other than as discussed in Note 2.

Pursuant to the requirements of the
Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized on the 18th day of January, 2022.

SARISSA CAPITAL ACQUISITION CORP.

By:	/s/ Alexander Denner
Name:	Alexander Denner
Title:	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
In accordance with the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Louis Paglia	Director	January 18, 2022
Louis Paglia

/s/ Mark Timney	Director	January 18, 2022
Mark Timney

/s/ Alexander Denner	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	January 18, 2022
Alexander Denner

/s/ Patrice Bonfiglio Patrice Bonfiglio	Chief Financial Officer (Principal Financial and Accounting Officer	January 18, 2022

/s/ Keith Horn	Director	January 18, 2022
Keith Horn