Form 10-Q/A
period 2021-09-30
Sarissa Capital Acquisition Corp.
filed 2022-01-19
CIK 1821682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT 1

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
January 14, 2022
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

i

EXPLANATORY NOTE
References throughout this Amendment No. 1 to the Annual Report on Form 10-Q/A to the “Company” and to “we,” “us,” and “our” are to Sarissa Capital Acquisition Corp., unless the context otherwise indicates.
This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form
10-Q/A
amends the Annual Report on Form
10-Q/A
of Sarissa Capital Acquisition Corp. for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 15, 2021 (the “Original Filing”).
In the Company’s previously issued financial statements, a portion of the Class A ordinary shares issued in the IPO (“Public Shares”) was classified as permanent equity to maintain shareholders’ equity of at least $5,000,001 on the basis that the Company can only consummate its initial business combination if the Company has net tangible assets of at least $5,000,001.
Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective as of these financial statements (and the financial statements concurrently being re-filed
on Form
10-K/A),
the Company revised this interpretation to include temporary equity in net tangible assets. As a result, the Company re-evaluated
ASC
480-
10-S99,
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
The Company’s management and the audit committee of the Company’s Board of Directors concluded that it is appropriate to restate the Company’s previously issued unaudited interim financial statements for the period ended September 30, 2021 included in the Original Filing. The restated reported values of the Class A ordinary shares subject to possible redemption as accounted for under ASC
480-10-S99
are included in the financial statements herein.
We are filing this Amendment No. 1 to amend and restate the Original Filing as necessary to reflect the restatements. The following items have been amended to reflect the restatements:
Part I, Item 1. Financial Statements
Part I, Item 4. Controls and Procedures
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SARISSA CAPITAL ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash	$783,757	$1,097,856
Prepaid expenses	125,592	267,935

Total current assets	909,349	1,365,791
Prepaid expenses – non-current portion	7,133	—
Marketable securities held in Trust Accoun t	200,011,323	200,002,204

Total Assets	$200,927,805	$201,367,995

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$5,000	$14,472

Total current liabilities	5,000	14,472
Warrant liabilities	9,767,734	30,336,184
Deferred underwriters’ discount payable	7,000,000	7,000,000

Total liabilities	16,772,734	37,350,656

Commitments and contingencies
Class A ordinary shares, $0.0001 par value, subject to possible redemption at redemption value of $10 per share , 20,000,000 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	200,000,000	200,000,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at September 30, 2021 and December 31, 2020	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 sh ares authorize d; no shares issued and outstanding (excluding 20,000,000 Class A shares subject to redemption) at September 30, 2021 and December 31, 2020	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,000,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	500	500
Additional paid-in capita l	—	—
Accumulated deficit	(15,845,429)	(35,983,161)

Total shareholders’ deficit	(15,844,929)	(35,982,661)

Total Liabilities and Shareholders’ Deficit	$200,927,805	$201,367,995

See accompanying notes to the condensed financial statements.

SARISSA CAPITAL ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended September 30, 2021	For the nine months ended September 30, 2021	For the period from August 12, 2020 (inception) to September 30, 2020
Formation and operating costs	$164,663	$439,837	$3,793

Loss from operations	(164,663)	(439,837)	(3,793)

Other income
Interest income on marketable securities held in Trust Account	3,073	9,119	—
Change in fair value of warrant liabilities	4,541,976	20,568,450	—

Total other income	4,545,049	20,577,569	—

Net incom e (loss )	$4,380,386	$20,137,732	$(3,793)

Weighted average shares outstanding of Class A ordinary shares	20,000,000	20,000,000	—

Basic and diluted net income per Class A ordinary share	$0.18	$0.81	$—

Weighted average shares outstanding of Class B ordinary shares	5,000,000	5,000,000	4,375,000

Basic and diluted net income per Class B ordinary share	$0.18	$0.81	$(0.00)

See accompanying notes to the condensed financial statements.

SARISSA CAPITAL ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(UNAUDITED)

	Ordinary				Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	—	$—	5,000,000	$500	$—	$(35,983,161)	$(35,982,661)
Net income	—	—	—	—	—	14,094,632	14,094,632

Balance as of March 31, 2021 (as restated)	—	$—	5,000,000	$500	—	$(21,888,529)	$(21,888,029)
Net income	—	—	—	—	—	1,662,714	1,662,714

Balance as of June 30, 2021 (as restated)	—	$—	5,000,000	$500	—	$(20,225,815)	$(20,225,315)
Net income	—	—	—	—	—	4,380,386	4,380,386

Balance as of September 30, 2021	—	$—	5,000,000	$500	$—	$(15,845,429)	$(15,844,929)

FOR THE PERIOD FROM AUGUST 12, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020
(UNAUDITED)

	Ordinary				Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of August 12, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,031,250	503	24,497	—	25,000
Net lo ss	—	—	—	—	—	(3,793)	(3,793)

Balance as of September 30, 202 0	—	$—	5,031,250	$503	$24,497	(3,793)	21,207

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

SARISSA CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 – Organization and Business Operations
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

If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except f
o
r the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay for its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to consummate a Business Combination within the Combination Period.
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
Note 2 – Restatement of Previously Issued Financial Statements
In the Company’s previously issued financial statements, a portion of the Class A ordinary share issued in the IPO (“Public Shares”) was classified as permanent equity to maintain shareholders’ equity greater than
 $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001.
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
Management
re-evaluated
the Company’s application of ASC
480-10-99
to its accounting classification of public shares. Upon
re-evaluation,
management determined that the public shares include certain provisions that require classification of the public shares as temporary equity.
In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also restated its earnings per share calculations to allocate net income (loss) pro-rata to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares will share pro rata in the income (loss) of the Company. There has been no change to the Company’s total assets, liabilities or operating results.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impacts were quantitatively material to previously presented financial statements. Therefore, the Company, in consultation with its Audit Committee, will restate all affected periods with an appropriate explanation of the amount, reason and impact. Under this approach, the previously issued Form 10-Qs will not be amended. The Company is reporting the restatement to those periods in this Quarterly Report.

Impact of the Restatement
The impact to the balance sheet and income statement as of March 31, 2021, and June 30, 2021 are presented below:

	As Reported	Adjustment	As Restated
Financial Statements as of March 31, 2021
Balance Sheet
Class A ordinary shares subject to possible redemption ($)	$173,111,970	$26,888,030	$200,000,000
Class A ordinary shares, $0.0001 par value	269	(269)	—
Class B ordinary shares, $0.0001 par value	500	—	500
Additional Paid in Capital	8,730,808	(8,730,808)	—
Accumulated Deficit	(3,731,576)	(18,156,953)	(21,888,529)

Total Shareholders’ Equity (Deficit)	$5,000,001	$(26,888,030)	$(21,888,029)

Number of shares subject to redemption	17,311,197	2,688,803	20,000,000

Income Statement
Weighted average shares outstanding of Class A ordinary shares	20,000,000	—	20,000,000
Basic and diluted net income per Class A ordinary share	$0.00	$0.56	$0.56
Weighted average shares outstanding of Class B ordinary shares	5,000,000	—	5,000,000
Basic and diluted net loss per Class B ordinary share	$2.82	$(2.26)	$0.56
Statement of Cashflows

Initial value of shares subject to possible redemption	$176,328,230	$(176,328,230)	$—

Change in value of shares subject to possible redemption	$14,094,640	$(14,094,640)	$—

Financial Statements as of June 30, 2021
Balance Sheet
Class A ordinary shares subject to possible redemption ($)	$174,774,680	$25,225,320	$200,000,000
Class A ordinary shares, $0.0001 par value	252	(252)	—
Class B ordinary shares, $0.0001 par value	500	—	500
Additional Paid in Capital	7,068,115	(7,068,115)	—
Accumulated Deficit	(2,068,862)	(18,156,953)	(20,225,815)
Total Shareholders’ Equity (Deficit)	$5,000,005	$(25,225,320)	$(20,225,315)
Number of shares subject to redemption	17,477,468	2,522,532	20,000,000
Income Statement
Three Months ended June 30, 2021
Weighted average shares outstanding of Class A ordinary shares	20,000,000	—	20,000,000
Basic and diluted net income per Class A ordinary share	$0.00	$0.07	$0.07
Weighted average shares outstanding of Class B ordinary shares	5,000,000	—	5,000,000
Basic and diluted net income per Class B ordinary share	$0.33	$(0.26)	$0.07
Six Months ended June 30, 2021
Weighted average shares outstanding of Class A ordinary shares	20,000,000	—	20,000,000
Basic and diluted net income (loss) per Class A ordinary share	$0.00	$0.63	$0.63
Weighted average shares outstanding of Class B ordinary shares	5,000,000	—	5,000,000
Basic and diluted net income per Class B ordinary share	$3.15	$(2.52)	$0.63
Cashflows
Initial value of shares subject to possible redemption	$176,328,230	$(176,328,230)	$—
Change in value of shares subject to possible redemption	$15,757,350	$(15,757,350)	$—
The accompanying statement of changes in shareholders’ deficit has been restated to reflect the restated equity accounts.
Note 3 – Significant Accounting Policies
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
As of September 30, 2021 and December 31, 2020, the Company had not experienced losses on this account.
Income Taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021 and December 31, 2020,
there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
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

	For the Three Months ended September 30, 2021	For the Nine Months ended September 30, 2021	For the period from August 12, 2020 (inception) through September 30, 2020
Ordinary shares subject to possible redemption
Numerator:
Net income allocable to Class A ordinary shares subject to possible redemption	$3,504,309	$16,110,186	$—
Denominator:
Weighted Average Redeemable Class A ordinary shares, Basic and Diluted	20,000,000	20,000,000	—

Basic and Diluted net income per share, Redeemable Class A ordinary shares	$0.18	$0.81	$—

Non- r edeemable o rdinary shares
Numerator:
Net income (loss) allocable to Class B ordinary shares not subject to redemption	$876,077	$4,027,546	$(3,793)
Denominator:
Weighted Average Class B ordinary shares not subject to redemption, Basic and Diluted	5,000,000	5,000,000	4,375,000

Basic and diluted net income per share, ordinary shares	$0.18	$0.81	$(0.00)

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
At September 30, 2021 and December 31, 2020, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross Procee ds	$200,000,000
Less: Proceeds allocated to Public Warrants	(8,132,480)
Less: Issuance costs related to Class A ordinary shares	(11,113,697)
Plus: Accretion of carrying value to redemption value	19,246,177

Class A ordinary shares subject to possible redemption	$200,000,000
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets other than derivative warrant liabilities (see Note 10).
Recent Accounting Standards
In August 2020, the FASB issued ASU
2020-06,
Debt
–
Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging
–
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
–
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
–
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
–
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
–
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
–
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
–
Shareholders’ Equity
Preference Shares
–
 The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Class A Ordinary Shares –
The Company is authorized to issue a total of 200,000,000 shares of Class A ordinary shares at par value of $0.0001 each. At September 30, 2021 and December 31, 2020, there were 20,000,000 shares issued and outstanding. All Class A ordinary shares subject to possible redemption have been classified as temporary equity (see Note 3).

Class B Ordinary Shares –
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
Note 9 – Warrants
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
Note 10 – Fair Value Measurements
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

Note 11 – Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date through the date that the condensed financial statements were issued. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements, other than the restatement as discussed in Note 2.

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
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report
on Form 10-Q/A includes forward-looking
statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.
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
and 15d-15 (e) under
the Exchange Act) were not effective due to the previous material weakness in our internal control over financial reporting described. Controls and Procedures included in our Quarterly Report on Form 10-Q as filed with the SEC on November 15, 2021, and due to the restatements of our March 31, 2021, and June 30, 2021 financial statements (the “restatements”) regarding the classification of redeemable Class A ordinary shares, as described below, which combined, constitutes a material weakness in our internal control over financial reporting. The material weakness was caused by the misapplication of accounting guidance for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
Regarding the restatements to the March 31, 2021 and June 30, 2021 quarterly financial statements included in the Company’s Form 10-Qs as filed with the SEC on August 12, 2021 and August 23, 2021, respectively, certain redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the Class A ordinary shares in permanent equity. The Company restated its financial statements to classify all Class A ordinary shares as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.
It is noted that the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents or total assets. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form
10-Q/A
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness described above, we plan to continue to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.

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
For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this
Form 10-Q/A.
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

Dated: January 18, 2022	SARISSA CAPITAL ACQUISITION CORP.

	By:	/s/ Alexander Denner
	Name:	Alexander Denner
	Title:	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Dated: January 18, 2022	SARISSA CAPITAL ACQUISITION CORP.

	By:	/s/ Patrice Bonfiglio
	Name:	Patrice Bonfiglio
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)