Form 10-K
period 2021-12-31
Sarissa Capital Acquisition Corp.
filed 2022-03-31
CIK 1821682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended December 31, 2021

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

As of June 30, 2021 (the last business day of the Registrant’s most recently completed second fiscal quarter), the Registrant’s securities were publicly traded. The Registrant’s Class A ordinary shares, par value $0.0001 per share, began trading on The Nasdaq Capital Market separately from its units on December 11, 2020. The aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at December 31, 2021 was approximately $195,800,000.

As of March 31, 2022, 20,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,000,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

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

Transaction costs related to the IPO amounted to $11,586,282, consisting of $4,000,000 of underwriting fees, $7,000,000 of deferred underwriter’s fee and $586,282 of other costs. In addition, $1,097,856 was held as cash outside of the trust account established in connection with the IPO and is available for working capital purposes.

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

ITEM 1A. RISK FACTORS

Summary of Risk Factors

An investment in our securities involves a high degree of risk. Below is a summary of the principal risk factors that make an investment in our securities speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this summary of risk factors, and other risks that we face, can be found below in “Risk Factors” and should be carefully considered, together with other information in this Form 10-K. Our principal risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination, particularly in light of disruption that may result from limitations imposed by the COVID-19 outbreak;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	our ability to consummate an initial business combination due to the uncertainty resulting from the recent COVID-19 pandemic or any future pandemic;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	the delisting of our securities from Nasdaq or an inability to have our securities listed on Nasdaq following a business combination;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties;

•	global or regional conditions may adversely affect our business and our ability to consummate our initial Business Combination;

•	risks related to accounting for complex financial instruments and increased scrutiny by securities regulators over accounting practices and financial disclosures by SPACs;

•	Material weakness in our internal control over financial reporting during the quarter ended September 30, 2021, which remained non remediated as of December 31, 2021;

•	our financial performance following our offering; or

•	the other risks and uncertainties discussed below in “Risk Factors” and elsewhere in this Form 10-K.

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

Global or regional conditions may adversely affect our business and our ability to consummate our initial Business Combination.

Adverse changes in global or regional economic conditions periodically occur, including recession or slowing growth, changes, or uncertainty in fiscal, monetary or trade policy, higher interest rates, tighter credit, inflation, lower capital expenditures by businesses, increases in unemployment and lower consumer confidence and spending. Adverse changes in economic conditions can harm global business and adversely affect our ability to consummate our initial Business Combination. Such adverse changes could result from geopolitical and security issues, such as armed conflict and civil or military unrest, political instability, human rights concerns and terrorist activity, catastrophic events such as natural disasters and public health issues (including the COVID-19 pandemic), supply chain interruptions, new or revised export, import or doing-business regulations, including trade sanctions and tariffs or other global or regional occurrences.

In particular, in response to Russia’s recent invasion of Ukraine, the United States, the European Union, and several other countries are imposing far-reaching sanctions and export control restrictions on Russian entities and individuals. This rising conflict and the resulting market volatility could adversely affect global economic, political and market conditions. Additionally, tensions between the United States and China have led to increased tariffs and trade restrictions. The United States has imposed economic sanctions on certain Chinese individuals and entities and restrictions on the export of U.S.-regulated products and technology to certain Chinese technology companies. These and other global and regional conditions may adversely impact our business and our ability to consummate our initial Business Combination.

Risks related to accounting for complex financial instruments and increased scrutiny by regulators over accounting practices and disclosures

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

Additionally, Staff of the Securities and Exchange Commission (the “SEC”) issued comment letters to multiple SPACs (the “Comment Letters”), which management learned through ongoing discussions with the Company’s accountants, legal counsels and auditors. The Comment Letters address certain accounting and reporting considerations related to redeemable equity instruments of a kind similar to those issued by the Company. Based on ASC 480-10-S99, redemption provisions not solely within the control of the Company require Class A ordinary share subject to redemption to be classified outside of permanent equity.

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

In the Company’s previously issued financial statements, a portion of the Class A ordinary shares issued in the IPO (“Public Shares”) was classified as permanent equity to maintain shareholders’ equity of at least $5,000,001 on the basis that the Company can only consummate its initial business combination if the Company has net tangible assets of at least $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. The Company addressed above mentioned comments and concluded that it would change its accounting and reflect the full amount of all redeemable Public Shares in temporary equity. As a result of the change in presentation for the Class A ordinary shares subject to possible redemption, the Company also has revised its earnings per ordinary share calculation to allocate income and losses shared pro-rata between the two classes of ordinary shares. These changes were reflected in restated unaudited interim financial statements for the periods ended March 31, 2021, June 30, 2021 and September 30, 2021 in an Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 filed with the Securities and Exchange Commission on January 19, 2021.

We identified a material weakness in our internal control over financial reporting during the quarter ended September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments, including application of ASC 480-10-S99-3A to its accounting classification of redeemable public shares. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were ineffective as of December 31, 2021, as further described in Item 9A, Controls and Procedures—Changes in Internal Control over Financial Reporting. We have taken a number of measures to remediate the material weaknesses described herein. However, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our shares of Class A Ordinary Shares are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implementation and maintaining of an adequate system of internal controls.

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

Holders

As of December 31, 2021, there was one holder of record of our units, one holder of record of our Class A ordinary shares and three holders of record of our warrants.

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

Transaction costs to date amounted to $11,586,282, consisting of $4,000,000 of underwriting fees, $7,000,000 of deferred underwriter’s fee and $586,282 of other costs. In addition, $512,884 was held as cash outside of the trust account established in connection with the IPO and is available for working capital purposes.

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

ITEM 6. Reserved

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to “we”, “us”, “our” or the “Company” are to Sarissa Capital Acquisition Corp., except where the context requires otherwise. The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this report.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

For the year ended December 31, 2021, we had a net income of $19,396,370. We incurred $784,688 of formation and operating costs, consisting mostly of general and administrative expenses. The Company also recorded a change in fair value of warrant liabilities of $20,168,451. We had interest income of $12,607 of interest on the trust account.

For the period from August 12, 2020 (inception) to December 31, 2020, we had a net loss of $17,826,208. We incurred $87,399 of formation and operating costs (not charged against shareholders’ equity), consisting mostly of general and administrative expenses. The Company also recorded a change in fair value of warrant liabilities of $17,268,428 and offering costs allocated to issuance of warrants of $472,585. We had interest income of $2,204 of interest on the trust account.

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

Liquidity and Capital Resources

As of December 31, 2021, we had cash outside the trust account of $512,884 available for working capital needs. All remaining cash held in the trust account are generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem ordinary shares. As of December 31, 2021, none of the amount in the trust account was available to be withdrawn as described above. Through December 31, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares and the remaining net proceeds from the initial public offering and the sale of private placement units.

The Company anticipates that the $512,884 outside of the trust account as of December 31, 2021, will be sufficient to allow the Company to operate for at least the next 12 months, assuming that a business combination is not consummated during that time. Until consummation of our business combination, the Company will be using the funds not held in the trust account, and any additional Working Capital Loans (as defined in Note 5 to our financial statements) from the initial shareholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5 to our financial statements), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the Company’s estimates of the costs of undertaking in-depth due diligence and negotiating business combination is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the business combination. Moreover, the Company will need to raise additional capital through loans from its sponsor, officers, directors, or third parties beyond this commitment, although the company has obtained a commitment letter from its sponsor for an additional $600,000 in funding. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters are entitled to deferred commissions of $0.35 per unit of the gross proceeds from the Units sold in the IPO, or $7,000,000 in the aggregate. The deferred commissions will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our financial information. We describe our significant accounting policies in Note 2 – Summary of Significant Accounting Policies, of the Notes to Financial Statements included in this report. Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

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

Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815 15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. We account for our 10,666,667 ordinary shares warrants issued in connection with our IPO (6,666,667) and Private Placement (4,000,000) as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. At December 31, 2021 and December 31, 2020, we used the quoted share price in the active market to value the public warrants and a Modified Black Scholes to value the private warrants with changes in fair value charged to the statement of operations.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021 and December 31, 2020, 20,000,000 shares of Class A ordinary shares subject to possible redemption, are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheets.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 for smaller reporting companies and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of the period ended December 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts deposited in the trust account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk when and if the net proceeds are invested in such securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 16 of this annual report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

Management’s Annual Report on Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013) and concluded that our disclosure controls and were not effective due to the previous material weakness in our internal control over financial reporting described under. Controls and Procedures included in our Quarterly Report on Form 10-Q as filed with the SEC on November 15, 2021 and amended on January 19, 2022, and due to the restatements of our March 31, 2021, and June 30, 2021 financial statements (the “restatements”) regarding the classification of redeemable Class A ordinary shares, as described therein, which combined, constitutes a material weakness in our internal control over financial reporting. The material weakness was caused by the misapplication of accounting guidance for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Management has implemented remediation steps to improve our internal control over financial reporting, as discussed in “Changes in Internal Control over Financial Accounting” below. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Changes in Internal Control over Financial Reporting

We have commenced our remediation efforts in connection with the identification of the material weakness discussed above and have taken the following steps during the quarter ended December 31, 2021:

•	We have implemented procedures intended to ensure that we identify and apply the applicable accounting guidance to all complex transactions.

•	We are establishing additional monitoring and oversight controls designed to ensure the accuracy and completeness of our consolidated financial statements and disclosures.

Other than the changes discussed above, there have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Position
Alexander Denner	52	Chairman and Chief Executive Officer
Mark DiPaolo	51	Senior Managing Director
Eric Vincent	57	President
Odysseas Kostas	47	Senior Managing Director
Patrice Bonfiglio	39	Chief Financial Officer
Louis Paglia	64	Director
Mark Timney	57	Director
Keith Horn	64	Director

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

Mark Timney has served on the Board of Directors of the Company since October 20, 2020. From August 2020 to the present date, Mr. Timney has served as Chairman of the board of directors of Blade Therapeutics Inc. In 2017, Mr. Timney founded Anfield Road, LLC, an advisory and consulting company for senior pharmaceutical executives, where he has served as Founder and Chief Executive Officer since 2017 and through which he recently has advised multiple pharmaceutical companies on COVID-related treatments and prophylactics. From December 2018 to January 2020, Mr. Timney served as the Chief Executive Officer and a Director of The Medicines Company until its sale to Novartis AG, and from January 2020 to March 2020, he provided transition services in connection with the sale. Mr. Timney is a healthcare leader with over 25 years of biopharmaceutical industry experience in multi-national companies. At Merck & Co, where he served from 1999 to 2014, Mr. Timney led divisions of increasing importance and size, including President US, President Japan and President of Global Primary Care. In these roles, Mr. Timney launched multiple products, many in the cardiovascular therapeutic area, led large divisions of up to 8,000 employees, and was involved in a number of important strategic transactions. After leaving Merck, Mr. Timney served as the CEO of Purdue Pharmaceuticals from January 2014 to June 2017. Before joining Merck, Mr. Timney spent eight years working at numerous multinational pharmaceutical companies, including Zeneca Group, ICI Pharmaceuticals and Roussel Labs. Mr. Timney received a bachelor’s degree in Sports Studies (majoring in Marketing) from Newcastle Polytechnic (now Northumbria University) in Newcastle in the United Kingdom. Mr. Timney is CEO and Board member of Attralus Inc, a biotechnology company focused on the treatment of systemic amyloidosis, since March 2021.

Keith L. Horn has served as Director of the Company since October 2021. Mr. Horn is the founder and managing member of Loring Capital Advisors, LLC, a firm providing investment advisory and consulting services to hedge fund managers, asset management firms, and early-stage and start-up businesses, which Mr. Horn founded in 2016. From 2003 to 2015, Mr. Horn served as Chief Operating Officer and a member of the Management Committee and Valuation Committee of Elliott Management Corporation, a global multi-strategy firm, where he was responsible for global management and oversight of operational, support, and control functions of the firm’s investment advisory business. Prior to that, beginning in 1987, Mr. Horn spent 16 years at Merrill Lynch, Pierce, Fenner & Smith Incorporated, serving in various capacities, including Global Head of Leveraged Finance, Head of Latin America Debt, and Chief of Staff to the Chairman and President. Mr. Horn began his career in private practice as a corporate and securities attorney. Mr. Horn served as Chief Executive and director of Forest Road Acquisition Corp., which consummated a business combination with The Beachbody Company (NYSE: BODY) in July 2021. He also serves as a director of Forest Road Acquisition Corp. II (NYSE: FRXB), a special purpose acquisition company, and serves on the strategic advisory board of Forest Road Company, a specialty finance company. In July 2019, Mr. Horn was appointed to the strategic advisory board of Investcorp Strategic Capital Partners, a fund established to assemble a diverse portfolio of general partnership stakes in alternative asset managers. Since January 2019, Mr. Horn has served as a director of Caliper Holdings, a company engaged in the consumer and commercial ingredients food and beverage business. Since March 2018, Mr. Horn has served as a director of ShopOne Centers REIT, Inc., an owner and operator of shopping malls. From April 2016 to November 2019, Mr. Horn served on the board of directors of Empire Resorts, Inc. (NasdaqGM: NYNY), which operates in the gaming and hospitality industries (“Empire”). Mr. Horn served as Chairperson of Empire’s audit committee and as Chairperson of Empire’s special committee in its review and approval of an acquisition transaction pursuant to which Empire became a privately-held entity. Mr. Horn also serves on the board of directors for the Binghamton University Foundation and is a member of the Foundation investment committee. He is also a member of the board of directors of PeacePlayers International, a non-profit organization that uses the game of basketball to educate and unite children in areas of conflict around the world. Mr. Horn received his J.D. (cum laude) from Georgetown University Law Center and holds B.A. degrees in Economics and Political Science from Binghamton University, where he graduated Phi Beta Kappa with highest honors. Mr. Horn is well-qualified to serve on our Board due to his extensive operating, investment and corporate finance experience, along with his board experience.

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

Audit Committee

Effective October 20, 2020, we established an audit committee of the board of directors. Applicable rules of the Nasdaq require a listed company’s audit committee to be comprised of three independent directors within one year of listing. Louis Paglia, Keith Horn and Mark Timney serve as members of our audit committee. Our board of directors has determined that each of Louis Paglia, Keith Horn and Mark Timney are independent. Louis Paglia serves as the Chairman of the audit committee. Each member of the audit committee meets the financial literacy requirements of Nasdaq and our board of directors has determined that Louis Paglia qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

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

	Amount and	Approximate
	Nature of	Percentage of
	Beneficial	Outstanding
Name and Address of Beneficial Owner (1)	Ownership	Shares
Sarissa Capital Acquisition Sponsor LLC (our sponsor) (2)	5,000,000	20%
Alexander Denner	—
Mark DiPaolo	—
Eric Vincent	—
Odysseas Kostas	—
Patrice Bonfiglio	—
Keith Horn	—
Louis Paglia	6,000	*
Mark Timney	—
All directors and executive officers as a group (eight individuals)	5,000,000	20%
Five Percent Holders:
Castle Creek Arbitrage, LLC (3)	1,074,820	5.37%
683 Capital Management, LLC (4)	1,200,000	6.0%
Putnam Investments, LLC d/b/a/ Putnam Investments (5)	1,895,800	8.70%
Linden Advisors LP (6)	1,055,218	5.3%
BAMCO, Inc. (7)	1,511,845	7.56%
Highbridge Capital Management, LLC (8)	1,559,583	7.80%
The Goldman Sachs Group, Inc. (9)	1,029,708	5.1%

*	Less than 1%.
(1)	Unless otherwise indicated, the business address of each of the individuals is 660 Steamboat Rd., Greenwich, CT 06830.
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

(3)

The business address of Castle Creek Arbitrage, LLC (“Castle Creek”) is 190 South LaSalle Street, Suite 3050, Chicago, Illinois 60603. Castle Creek serves as a registered investment adviser whose clients are CC Arb West, LLC and CC Arbitrage, Ltd., which directly own 902,230 (4.51%) and 172,590 (0.86%) Class A ordinary shares, respectively. Allan Weine is the managing member of Castle Creek. By virtue of these relationships, each of Castle Creek and Mr. Weine may be deemed to beneficially own the Class A ordinary shares directly owned by CC ARB West, LLC and CC Arbitrage, Ltd.

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

(5)

The principal business address of Putnam Investments, LLC d/b/a/ Putnam Investments (“PI”) is 100 Federal Street, Boston, MA 02110. PI wholly owns two registered investment advisers: Putnam Investment Management, LLC (“PIM”), which directly owns 1,895,800 (8.70%) Class A ordinary shares and is the investment adviser to the Putnam family of mutual funds as well as other mutual fund clients, and the Putnam Advisory Company, LLC, which is the investment adviser to Putnam’s institutional clients. Both subsidiaries have dispositive power over the shares as investment managers. As part of the Putnam Family of Funds, and the 1,895,800 Class A ordinary shares held by PIM, the Putnam Global Health Care Fund held 1,721,671 (7.90%) Class A ordinary shares.

(6)

The principal business address for Linden Advisors LP is 590 Madison Avenue, 15th Floor, New York, New York 10022. Linden Advisors LP and Mr. Siu Min (Joe) Wong may be deemed the beneficial owners of 1,055,318 (5.3%) Class A ordinary shares, consisting of 994,862 shares (5.0%) held by Linden Capital LP and 60,456 shares (0.3%) held by separately managed accounts. Linden GP LLC and Mr. Wong may be deemed the beneficial owner of the 994,862 shares held by Linden Capital LP. Each of Linden Advisors LP and Mr. Wong may be deemed the beneficial owner of approximately 5.3% of Class A ordinary shares outstanding, and each of Linden GP LLC and Linden Capital LP may be deemed the beneficial owner of approximately 5.0% of Class A ordinary shares outstanding. The principal business address for Linden Capital LP is Victoria Place, 31 Victoria Street, Hamilton HM10, Bermuda. The principal business address for each of Linden GP LLC and Mr. Wong is 590 Madison Avenue, 15th Floor, New York, New York 10022.

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

(8)

The principal business address for Highbridge Capital Management, LLC is 277 Park Avenue, 23rd Floor New York, New York 10172. Highbridge Capital Management, LLC, as the trading manager of Highbridge Tactical Credit Master Fund, L.P., may be deemed to be the beneficial owner of the 1,559,583 (7.80%) Class A Ordinary Shares held by Highbridge Tactical Credit Master Fund, L.P., and Highbridge Tactical Credit Master Fund, L.P. may be deemed to be the beneficial owner of the 1,559,583 (7.80%) Class A Ordinary Shares held by it.

(9)	The principal business address for The Goldman Sachs Group, Inc. is 200 West Street, New York, New York 10282.

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

Equity Compensation Plans

As of December 31, 2021, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

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

Audit Fees

For the year ended December 31, 2021 and for the period from August 12, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm were approximately $74,595 and $55,700, respectively, for the services Withum performed in connection with our Initial Public Offering, review of the financial information included in our Forms 10-Q for the respective periods and the audit of our December 31, 2021 and 2020 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees

For the year ended December 31, 2021 and for the period from August 12, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees

For the year ended December 31, 2021 and for the period from August 12, 2020 (inception) through December 31, 2020, our independent registered public accounting firm rendered services in the amounts of $3,090 and $-0-, respectively, for tax compliance, tax advice and tax planning.

All Other Fees

For the year ended December 31, 2021 and for the period from August 12, 2020 (inception) through December 31, 2020, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

(a) The following documents are filed as part of this annual report:

(1) Financial Statements:

(2) Financial Statement Schedules:

None.

(b) The following Exhibits are filed as part of this annual report:

Exhibit No.	Description

3.1	Amended and Restated Memorandum and Articles of Association.**

4.1	Specimen Unit Certificate.**

4.2	Specimen Ordinary Share Certificate.**

4.3	Specimen Warrant Certificate.**

4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.*

10.1	Letter Agreement among the Registrant, the Sponsor and each director and officer of the Registrant.*

10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.*

10.3	Registration and Shareholder Rights Agreement among the Registrant, the Sponsor and the underwriter.*

10.4	Administrative Services Agreement between the Registrant and the Sponsor.*

14	Code of Ethics.

31.1	Certification of Chief Executive Officer and Chairman (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) ***

*	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 23, 2020
**	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333- 249171).
***	To be filed by Amendment

Item 16. FORM 10-K SUMMARY

None.

SARISSA CAPITAL ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2
BALANCE SHEETS DECEMBER 31, 2021 AND 2020	F-3
STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2021 AND THE PERIOD FROM AUGUST 12, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020	F-4
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT FOR THE YEAR ENDED DECEMBER 31, 2021 AND THE PERIOD FROM AUGUST 12, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020	F-5
STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2021 AND THE PERIOD FROM AUGUST 12, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020	F-6
NOTES TO FINANCIAL STATEMENTS	F-7

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Sarissa Capital Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sarissa Capital Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2021 and the period from August 12, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from August 12, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a business combination by October 23, 2022 then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

March 31, 2022

PCAOB ID Number 100

SARISSA CAPITAL ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash	$512,884	$1,097,856
Due from Related Party	6,600	—
Prepaid expenses	99,857	267,935

Total current assets	619,341	1,365,791
Marketable securities held in Trust Account	200,014,811	200,002,204

Total Assets	$200,634,152	$201,367,995

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$52,710	$14,472

Total current liabilities	52,710	14,472
Warrant liabilities	10,167,733	30,336,184
Deferred underwriters’ discount payable	7,000,000	7,000,000

Total liabilities	17,220,443	37,350,656

Commitments and contingencies
Class A ordinary shares, $0.0001 par value, subject to possible redemption at redemption value of $10 per share, 20,000,000 issued and outstanding at December 31, 2021 and December 31, 2020, respectively	200,000,000	200,000,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at December 31, 2021 and December 31, 2020	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding (excluding 20,000,000 Class A shares subject to redemption) at December 31, 2021 and December 31, 2020	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,000,000 shares issued and outstanding at December 31, 2021 and December 31, 2020	500	500
Additional paid-in capital	—	—
Accumulated deficit	(16,586,791)	(35,983,161)

Total shareholders’ deficit	(16,586,291)	(35,982,661)

Total Liabilities and Shareholders’ Deficit	$200,634,152	$201,367,995

See accompanying notes to the financial statements.

SARISSA CAPITAL ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	Year ended December 31, 2021	For the period from August 12, 2020 (inception) to December 31, 2020
Formation and operating costs	$784,688	$87,399

Loss from operations	(784,688)	(87,399)

Other income
Interest income on marketable securities held in Trust Account	12,607	2,204
Change in fair value of warrant liabilities	20,168,451	(17,268,428)
Offering cost associated with warrants	—	(472,585)

Total other income	20,181,058	(17,738,809)

Net income (loss)	$19,396,370	$(17,826,208)

Weighted average shares outstanding of Class A ordinary shares	20,000,000	9,859,155

Basic and diluted net income (loss) per Class A ordinary share	$0.78	$(1.23)

Weighted average shares outstanding of Class B ordinary shares	5,000,000	4,683,099

Basic and diluted net income (loss) per Class B ordinary share	$0.78	$(1.23)

See accompanying notes to the financial statements.

SARISSA CAPITAL ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2021

	Ordinary				Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	—	$—	5,000,000	$500	$—	$(35,983,161)	$(35,982,661)
Net income	—	—	—	—	—	19,396,370	19,396,370
Balance as of December 31, 2021	—	$—	5,000,000	$500	$—	$(16,586,791)	$(16,586,291)

FOR THE PERIOD FROM AUGUST 12, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Ordinary				Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of August 12, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	—	—	5,031,250	503	24,497	—	25,000
Cash in excess of fair value of private placement warrants	—	—	—	—	1,064,724	—	1,064,724
Forfeiture of 31,250 shares by initial shareholders	—	—	(31,250)	(3)	3	—	—
Accretion of carrying value to redemption value					(1,089,224)	(18,156,953)	(19,246,177)
Net loss	—	—	—	—	—	(17,826,208)	(17,826,208)
Balance as of December 31, 2020	—	$—	5,000,000	$500	$—	$(35,983,161)	$(35,982,661)

See accompanying notes to the financial statements.

SARISSA CAPITAL ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	Year ended December 31, 2021	For the period from August 12, 2020 (inception) through December 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$19,396,370	$(17,826,208)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for Class B ordinary shares	—	3,793
Interest earned on marketable securities held in trust	(12,607)	(2,204)
Change in fair value of warrant liabilities	(20,168,451)	17,268,428
Offering costs allocated with warrants	—	472,585
Changes in operating assets and liabilities:
Prepaid expenses	168,078	(267,935)
Due from Related Party	(6,600)	—
Accounts payable	38,238	14,472

Net cash used in operating activities	(584,972)	(337,069)

Cash Flows from Investing Activities:
Investment of cash into trust account	—	(200,000,000)

Net cash used in investing activities	—	(200,000,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ discount	—	196,000,000
Proceeds from private placement	—	6,000,000
Payments of offering costs	—	(565,075)

Net cash provided by financing activities	—	201,434,925

Net Change in Cash	(584,972)	1,097,856
Cash—Beginning	1,097,856	—

Cash—Ending	$512,884	$1,097,856

		1,097,856
Supplemental Disclosure of Non-cash Financing Activities:
Deferred underwriters’ discount payable	$—	$7,000,000

Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$21,207

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

As of December 31, 2021, the Company had not yet commenced any operations. All activity through December 31, 2021, relates to the Company’s formation and the Initial Public Offering (“IPO”) described below and locating a merger target post IPO. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO.

Trust Account

Following the closing of the IPO on October 23, 2020, an amount of $200,000,000 ($10.00 per Unit) from the net proceeds of the sale of the 20,000,000 units (the “Units”) in the IPO and the sale of the Private Placement was placed in a trust account (“Trust Account”) which was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (a) the completion of the Company’s initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum of association, and (c) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from October 23, 2020 (the “Combination Period”), the closing of the IPO.

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

The underwriter has agreed to waive its rights to the deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per Public Share due to reductions in the value of the trust assets. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (excluding the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Going Concern

As of December 31, 2021, the Company held cash outside the Trust Account of $512,884 available for working capital needs. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem ordinary shares. As of December 31, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until October 23, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company plans to complete a business combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 23, 2022.

Through December 31, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares and the remaining net proceeds from the IPO and the sale of Private Placement Warrants. The Company anticipates that the $512,884 held outside of the Trust Account as of December 31, 2021, will be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial shareholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination. The Company has obtained a commitment letter from the Sponsor and its members for additional $600,000 funding as needed.

Based upon the above, the Company does not believe it will need to raise additional funds in excess of funds available and committed by the Sponsor in order to meet the expenditures required for operating its business for the period until Business Combination.

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

Note 2 – Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and warrant liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2021 and December 31, 2020, the Company had $512,884 and $1,097,856 in cash, respectively, and no cash equivalents.

Marketable Securities Held in Trust Account

At December 31, 2021 and December 31, 2020, the Trust Account had $200,014,811 and $200,002,204 held in marketable securities, respectively. The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. Gains and losses resulting from the change in fair value of these securities is included in interest income on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000.

As of December 31, 2021 and December 31, 2020, the Company had not experienced losses on this account.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

	For the year ended December 31, 2021		For the period from August 12, 2020 (inception) through December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net income (loss)	$15,517,096	$3,879,274	$(12,111,224)	$(5,714,984)
Denominator:
Weighted-average shares outstanding	20,000,000	5,000,000	9,859,155	4,683,099

Basic and diluted net income (loss) per share	$0.78	$0.78	$(1.23)	$(1.23)

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

Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. At December 31, 2021 and December 31, 2020, the Company used the quoted share price in the active market to value the public warrants and a Modified Black Scholes to value the private warrants with changes in fair value charged to the statement of operations.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021 and 2020, 20,000,000 shares of Class A ordinary shares subject to possible redemption, are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

At December 31, 2021 and 2020, the Class A ordinary shares reflected in the balance sheets are reconciled in the following table:

Gross Proceeds	$200,000,000
Less: Proceeds allocated to Public Warrants	(8,132,480)
Less: Issuance costs related to Class A ordinary shares	(11,113,697)
Plus: Accretion of carrying value to redemption value	19,246,177

Class A ordinary shares subject to possible redemption	$200,000,000

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, other than derivative warrant liabilities (see Note 9).

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 for smaller reporting companies and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 – Initial Public Offering

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

Note 4 – Private Placement

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

Note 5 – Related Party Transactions

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

Administrative Service Fee

The Company entered into an agreement whereby, commencing on October 23, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services. For the year ended December 31, 2021, the Company had incurred and paid $120,000 of administrative fees. For the period August 12, 2020 (inception) through December 31, 2020, the Company incurred and paid $23,667 of administrative fees.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021 and 2020, the Company had no outstanding borrowings under the Working Capital Loans.

Note 6 – Commitments and Contingencies

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

Note 7 – Shareholders’ Deficit

Preference Shares – The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021 and 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares – The Company is authorized to issue a total of 200,000,000 shares of Class A ordinary shares at par value of $0.0001 each. At December 31, 2021 and 2020, there were 20,000,000 shares issued and outstanding. All Class A ordinary shares subject to possible redemption have been classified as temporary equity (see Note 2).

Class B Ordinary Shares – The Company is authorized to issue a total of 20,000,000 shares of Class B ordinary shares at par value of $0.0001 each. At December 31, 2021 and 2020, there were 5,000,000 shares of Class B ordinary shares issued and outstanding.

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

Note 8 – Warrants

At December 31, 2021 and 2020, there were 6,666,667 Public Warrants and 4,000,000 Private Placement Warrants outstanding.

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

•

if, and only if, the last reported sales price (the “closing price”) of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day0 period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the IPO. Accordingly, the Company has classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement at each balance sheet due. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. As such, the Company recorded $13,067,756 of warrant liability upon issuance as of October 23, 2020. For the year ended December 31, 2020, the Company recorded a change in the fair value of the warrant liabilities in the amount of 17,268,428. For the year ended December 31, 2021, the Company recorded a change in the fair value of the warrant liabilities in the amount of ($20,168,451) on the statements of operations, resulting in warrant liabilities of $10,167,733 as of December 31, 2021 on the balance sheet.

Note 9 – Fair Value Measurements

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

As of December 31, 2021, marketable securities held in the Company’s Trust Account consisted of a treasury securities fund in the amount of $200,014,811. As of December 31, 2020, marketable securities held in the Company’s Trust Account consisted of a treasury securities fund in the amount of $200,002,204 which was held as money market funds.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
Marketable Securities held in Trust Account	$200,014,811	$200,014,811	$—	$—
Liabilities:
Warrant Liability – Public Warrants	$6,333,333	$6,333,333	$—	$—
Warrant Liability – Private Warrants	$3,834,400	$—	$—	$3,834,400

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the period from August 12, 2020 (inception) and December 31, 2020, other than the transfer of the Public Warrants from Level 3 to Level 1 due to the Public Warrants being separately listed and traded in an active market.

There were no transfers between Levels 1, 2 or 3 during the year ended December 31, 2021. At December 31, 2021 and December 31, 2020, the Company used the quoted share price in the active market to value the public warrants and a Modified Black Scholes to value the private warrants with changes in fair value charged to the statement of operations. The estimated fair value of the private warrant liability is determined using Level 3 inputs. If factors or assumptions change, the estimated fair values could be materially different. Inherent in a Modified Black Scholes pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants and volatilities from selected publicly traded SPACs. The risk-free interest rate is based on the U.S.

Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The following table provides quantitative information regarding Level 3 fair value measurements:

	As of December 31, 2021	As of December 31, 2020
Share price	$9.79	$10.12
Strike price	$11.50	$11.50
Term (in years)	5.41	5.91
Volatility	14.5%	35.0%
Risk-free rate	1.30%	0.49%
Dividend yield	0.0%	0.0%

The primary significant unobservable input used in the fair value measurement of the Company’s private warrants is the expected volatility of the ordinary shares. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement.

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our assets and liabilities classified as Level 3:

Warrant Liabilities
Fair value at August 12, 2020 (inception)	$—
Initial measurement on October 23, 2020	13,067,756
Change in fair value	17,268,428
Transfer of Public warrants to Level 1	(18,333,334)

Fair value at December 31, 2020	12,002,850
Change in fair value	(8,168,450)

Fair Value at December 31, 2021	$3,834,400

Note 10 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 2022.

SARISSA CAPITAL ACQUISITION CORP.

By:	/s/ Alexander Denner
Name:	Alexander Denner
Title:	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Louis Paglia	Director	March 31, 2022
Louis Paglia

/s/ Mark Timney	Director	March 31, 2022
Mark Timney

/s/ Alexander Denner	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 31, 2022
Alexander Denner

/s/ Patrice Bonfiglio	Chief Financial Officer (Principal Financial and Accounting Officer	March 31, 2022
Patrice Bonfiglio

/s/ Keith Horn	Director	March 31, 2022
Keith Horn