Form 10-K/A
period 2021-12-31
Sarissa Capital Acquisition Corp.
filed 2022-04-01
CIK 1821682

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

EXPLANATORY NOTE
This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K/A only furnishes the XBRL presentation not filed with the previous Form 10-K, filed on March 31, 2022. No other changes revisions or updates were made to the original filing.

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

(7)
The principal business address for BAMCO Inc. is 767 Fifth Avenue, 49 th
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
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit
s
. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit
s
in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit
s
to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit
s
we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit
s
included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit
s
also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit
s
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
Note 3 – Initial Public Offering
On October 23, 2020, the Company sold 20,000,000 Units at a price of $10.00 per Unit, including the issuance of 2,500,000 Units as a result of the underwriter’s partial exercise of its over-allotment option. Each Unit consists of one share of Class A ordinary shares, par value
$0.0001 per share and one-third of one redeemable
warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A ordinary shares at a price of $11.50 per share, subject to adjustment (
see Note 7
). The Company paid an underwriting discount at the closing of the IPO of $4,000,000.
Note 4 – Private Placement
Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 3,333,333 Sponsor Private Warrants and the underwriter purchased an aggregate of 666,667 Cantor Private Warrants, at a price of $1.50 per unit, for an aggregate purchase price of $6,000,000. A portion of the proceeds from the Private Warrants were added to the net proceeds from the IPO held in the Trust Account. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at $11.50 per share
.

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
The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the IPO. Accordingly, the Company has classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement at each balance sheet due. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations. The Company will reassess the classification at each balance sheet date
.
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

As of December 31, 2021, marketable securities held in the Company’s Trust Account consisted of a treasury securities fund in the amount of $200,014,811
. As of December 31, 2020, marketable securities held in the Company’s Trust Account consisted of a treasury securities fund in the amount of $200,002,204 which was held as money market funds.
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
Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form
10-K
to be signed on its behalf by the undersigned, thereunto duly authorized on the 1 st
day of April, 2022.

SARISSA CAPITAL ACQUISITION CORP.

By:	/s/ Alexander Denner
Name:	Alexander Denner
Title:	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
In accordance with the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Louis Paglia	Director	April 1, 2022
Louis Paglia

/s/ Mark Timney	Director	April 1, 2022
Mark Timney

/s/ Alexander Denner	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	April 1, 2022
Alexander Denner

/s/ Patrice Bonfiglio	Chief Financial Officer (Principal Financial and Accounting Officer	April 1, 2022
Patrice Bonfiglio

/s/ Keith Horn	Director	April 1, 2022
Keith Horn