Form 10-Q
period 2022-03-31
Sarissa Capital Acquisition Corp.
filed 2022-05-13
CIK 1821682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
As of May 12, 2022, there were
20,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,000,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SARISSA CAPITAL ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash	$347,384	$512,884
Due from related party	6,600	6,600
Prepaid expenses	113,914	99,857

Total current assets	467,898	619,341
Marketable securities held in Trust Account	200,030,402	200,014,811

Total Assets	$200,498,300	$200,634,152

Liabilities, Class A ordinary shares subject to possible redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$98,627	$52,710

Total current liabilities	98,627	52,710
Warrant liabilities	3,908,800	10,167,733
Deferred underwriters’ discount payable	7,000,000	7,000,000

Total liabilities	11,007,427	17,220,443

Commitments and contingencies
Class A ordinary shares, $0.0001 par value, subject to possible redemption at redemption value of $10.00 per share, 20,000,000 issued and outstanding at March 31, 2022 and December 31, 2021	200,000,000	200,000,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at March 31, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no shares issued or outstanding (excluding 20,000,000 Class A shares subject to redemption) at March 31, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 s hares authorized; 5,000,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	500	500
Additional paid-in capital	—	—
Accumulated deficit	(10,509,627)	(16,586,791)

Total shareholders’ deficit	(10,509,127)	(16,586,291)

Total Liabilities, Class A ordinary shares subject to possible redemption and Shareholders’ Deficit	$200,498,300	$200,634,152

See accompanying notes to the condensed financial statements.

SARISSA CAPITAL ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Formation and operating costs	$197,360	$129,468

Loss from operations	(197,360)	(129,468)
Other income
Interest income on marketable securities held in Trust Account	15,591	2,773
Change in fair value of warrant liabilities	6,258,933	14,221,327

Total other income	6,274,524	14,224,100

Net income	$6,077,164	$14,094,632

Weighted average shares outstanding of Class A ordinary shares	20,000,000	20,000,000

Basic and diluted net income per Class A ordinary share	$0.24	$0.56

Weighted average shares outstanding of Class B ordinary shares	5,000,000	5,000,000

Basic and diluted net income per Class B ordinary share	$0.24	$0.56

See accompanying notes to the unaudited condensed financial statements.

SARISSA CAPITAL ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Ordinary				Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	5,000,000	$500	$—	$(16,586,791)	$(16,586,291)
Net income	—	—	—	—	—	6,077,164	6,077,164

Balance as of March 31, 2022	—	$—	5,000,000	$500	$—	$(10,509,627)	$(10,509,127)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Ordinary				Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	—	$—	5,000,000	$500	$—	$(35,983,161)	$(35,982,661)
Net income	—	—	—	—	—	14,094,632	14,094,632

Balance as of March 31, 2021	—	$—	5,000,000	$500	$—	$(21,888,529)	$(21,888,029)

See accompanying notes to the unaudited condensed financial statements.

SARISSA CAPITAL ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Cash Flows from Operating Activities:
Net income	$6,077,164	$14,094,632
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on marketable securities held in Trust Account	(15,591)	(2,773)
Change in fair value of warrant liabilities	(6,258,933)	(14,221,327)
Changes in operating assets and liabilities:
Prepaid expenses	(14,057)	30,822
Accounts payable and accrued expenses	45,917	10,000

Net cash used in operating activities	(165,500)	(88,646)

Net Change in Cash	(165,500)	(88,646)
Cash—Beginning of period	512,884	1,097,856

Cash—End of period	$347,384	$1,009,210

See accompanying notes to the unaudited condensed financial statements.

SARISSA CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1—Organization and Business Operations
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
As of March 31, 2022, the Company had not yet commenced any operations. All activity through March 31, 2022, relates to the Company’s formation and the Initial Public Offering (“IPO”) described below and locating a merger target post IPO. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The
Company generates non-operating income in
the form of interest income from the proceeds derived from the IPO.
Trust Account
Following the closing of the IPO on October 23, 2020, an amount of $200,000,000 ($10.00 per Unit) from the net proceeds of the sale of the 20,000,000 units (the “Units”) in the IPO and the sale of the Private Placement Warrants was placed in a trust account (“Trust Account”) which was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of
185
 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of (a) the completion of the Company’s initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum of association, and (c) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within
24 months from October 23, 2020 (the “Combination Period”), the closing of the IPO.
Initial Business Combination
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully.
The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding the amount of deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the signing of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Upon the closing of the IPO, management has agreed that an amount equal to at least $10.00 per Unit sold in the IPO, will be held in the Trust Account, located in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
The Company will provide the holders (the “Public Shareholders”) of its Class A ordinary shares, par value $0.0001, sold in the IPO (the “Public Shares”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay income taxes).The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter, Cantor Fitzgerald (as discussed in Note 6).

SARISSA CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

These Public Shares will be classified as temporary equity upon the completion of the IPO in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $
5,000,001 upon such consummation of a Business Combination and, only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which the Company will adopt upon the consummation of the IPO (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules.
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
Sarissa Capital Acquisition Sponsor LLC (the “Sponsor”), and its officers and directors (the “initial shareholders”) have agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association that would modify the substance or timing of the Company’s obligation to provide holders of its Public Shares the right to have their shares redeemed in connection with a Business Combination or to redeem
100% of the Company’s Public Shares if the Company does not complete its Business Combination within 24 months from the closing of the IPO (the “Combination Period”) or with respect to any other provision relating to the rights of Public Shareholders, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.
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
Liquidity and Going Concern
As of March 31, 2022, the Company held cash outside the Trust Account of $347,384 available for working capital needs. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem ordinary shares. As of March 31, 2022, none of the amount in the Trust Account was available to be withdrawn as described above.
In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update
(“ASU”) 2014-15, “Disclosures
of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until October 23, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company intends to complete a business combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 23, 2022.
Through March 31, 2022, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares and the remaining net proceeds from the IPO and the sale of Private Placement Warrants. The Company anticipates that the $
347,384 held outside of the Trust Account as of March 31, 2022, will be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial shareholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination. The Company has obtained a commitment letter from the Sponsor and its members for additional $600,000 funding as needed.
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
outbreak”). In March 2020, the WHO classified the
COVID-19
outbreak as a pandemic based on the rapid increase in exposure globally. The full impact of the
COVID-19
outbreak continues to evolve. The impact of the
COVID-19
outbreak on the Company’s financial position will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the
COVID-19
outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s financial position may be materially adversely affected. Additionally, the Company’s ability to complete an initial business combination may be materially adversely affected due to significant governmental measures being implemented to contain the
COVID-19
outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial business combination in a timely manner. The Company’s ability to consummate an initial business combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19
outbreak and the resulting market downturn.

SARISSA CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.
Emerging Growth Company Status
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
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
Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on
Form 10-K as
filed with the SEC on March 31, 2022. The interim results for the periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At March 31, 2022 and December 31, 2021, the Company had $347,384 and $512,884 in cash, respectively, and no cash equivalents.

SARISSA CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Marketable Securities Held in Trust Account
At March 31, 2022 and December 31, 2021, the Trust Account had $200,030,402 and $200,014,811 held in marketable securities, respectively. The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. Gains and losses resulting from the change in fair value of these securities are included in interest income on marketable securities held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000.
As of March 31, 2022 and December 31, 2021, the Company had not experienced losses on this account.
Income Taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022 and December 31, 2021, there were no unrecognized tax benefits and no

amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
Net Income (Loss) per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company applies the two-class method
in calculating earnings per share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of stock. Changes in fair value are not considered a dividend of the purposes of the numerator in the earnings per share calculation. Net income (loss) per ordinary share is computed by dividing the pro rata net income (loss) between the Class A ordinary shares and the Class B ordinary shares by the weighted average number of ordinary shares outstanding for each of the periods. The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the IPO since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

	For the Three Months Ended March 31, 2022		For the Three Months Ended March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$4,861,732	$1,215,433	$11,275,706	$2,818,926
Denominator:
Weighted-average shares outstanding	20,000,000	5,000,000	20,000,000	5,000,000
Basic and diluted net income per share	$0.24	$0.24	$0.56	$0.56
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

SARISSA CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed statement of operations. At March 31, 2022 and December 31, 2021, the Company used the quoted share price in the active market to value the Public Warrants and a Modified Black Scholes to value the Private Placement Warrants with changes in fair value charged to the condensed statements of operations.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021,
20,000,000
 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.
At March 31, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross Proceeds	$200,000,000
Less: Proceeds allocated to Public Warrants	(8,132,480)
Less: Issuance costs related to Class A ordinary shares	(11,113,697)
Plus: Accretion of carrying value to redemption value	19,246,177

Class A ordinary shares subject to possible redemption	$200,000,000

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, other than derivative warrant liabilities (see Note 9).
Recent Accounting Standards
In August 2020, the FASB issued
ASU 2020-06, Debt – “Debt
with Conversion and Other Options
(Subtopic 470-20) and
Derivatives and Hedging – Contracts in Entity’s Own Equity
(Subtopic 815-40)” (“ASU 2020-06”), to
simplify accounting for certain financial instruments.
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
Note 3—Initial Public Offering
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

SARISSA CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4—Private Placement
Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 3,333,333
 Sponsor Private Placement Warrants and the underwriter purchased an aggregate of
666,667
 Cantor Private Placement Warrants, at a price of $
1.50 per unit, for an aggregate purchase price of $6,000,000. A portion of the proceeds from the Private Placement Warrants were added to the net proceeds from the IPO held in the Trust Account. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at $
11.50 per share.
Each Private Placement Warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $
11.50
 per share. The Private Placement Warrants are identical to the warrants being sold as part of the units in IPO, subject to certain limited exceptions. If the Company does not consummate an initial Business Combination within
24
 months from the closing of this offering, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Company’s public shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor, underwriter or their permitted transferees. If the Private Placement Warrants are held by holders other than the Sponsor, underwriter or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the Units being sold in this offering. In addition, for as long as the Private Placement Warrants are held by underwriter or its designees or affiliates, they may not be exercised after five years from the effective date of the registration statement.
Note 5—Related Party Transactions
Founder Shares
On August 13, 2020, Sarissa Capital Acquisition Sponsor LLC, the Company’s sponsor (the “Sponsor”) paid $
25,000 to cover certain offering costs and formation costs of the Company in consideration for 5,031,250
 Class B ordinary shares, par value $
0.0001
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
The initial shareholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of
(A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading day
period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.
Promissory Note—Related Party
On August 14, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover for expenses related to the IPO pursuant to a promissory note (the “Note”). The
Note was non-interest bearing and
payable on the earlier of March 31, 2021 and the completion of the IPO. This note was repaid on October 23, 2020 and the promissory note is no longer available to the Company.
Administrative Service Fee
The Company entered into an agreement whereby, commencing on October 23, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services. For the three months ended March 31, 2022 and March 31, 2021, the Company had incurred $30,000 of administrative fees, of which fee is included in accrued liabilities as of March 31, 2022 on the condensed consolidated balance sheet.

SARISSA CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.
Note 6—Commitments and Contingencies
Registration Rights
The holders of Founder Shares, Private Placement Warrants, Class A ordinary shares underlying the Private Placement Warrants and warrants that may be issued upon conversion of working capital loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of working capital loans), will be entitled to registration rights pursuant to a registration and shareholder rights agreement that was signed upon consummation of the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its Business Combination. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs(i) in
the case of the Founder Shares, in accordance with the letter agreement the Company’s initial shareholders entered into and (ii) in the case of the Private Placement Warrants and the respective Class A ordinary shares underlying such warrants, 30 days after the completion of the Company’s Business Combination and, for as long as the Private Placement Warrants are held by the underwriter or its designees or affiliates, the lock-up and registration
rights limitations imposed by FINRA Rule 5110 and five years from the effective date of the registration statement for the Company’s IPO which was declared effective by the SEC on the Effective Date. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriters Agreement
On October 23, 2020, the underwriter was paid an underwriting discount of two percent
(2.0%) of the gross proceeds of the IPO, or $4,000,000.
The underwriter is entitled to an underwriting discount of $
0.35 per unit payable to Cantor Fitzgerald for deferred underwriting commissions. The deferred fee of $7,000,000 will become payable to Cantor Fitzgerald from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement.
Note 7—Shareholders’ Deficit
Preference Shares
—
The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares—
The Company is authorized to issue a total of 200,000,000 shares of Class A ordinary shares at par value of $0.0001 each. At March 31, 2022 and December 31, 2021, there were 20,000,000 shares issued and outstanding. All Class A ordinary shares subject to possible redemption have been classified as temporary equity (see Note 2).
Class
 B Ordinary Shares—
The Company is authorized to issue a total of 20,000,000 shares of Class B ordinary shares at par value of $0.0001 each. At March 31, 2022 and December 31, 2021, there were 5,000,000 shares of Class B ordinary shares issued and outstanding.

SARISSA CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law or stock exchange rule; provided that only holders of the Class B ordinary shares have the right to vote on the appointment of the Company’s directors prior to the initial Business Combination and holders of a majority of the Company’s Class B ordinary shares may remove a member of the board of directors for any reason. The Class B ordinary shares will automatically convert into Class A ordinary shares on the first business day following the consummation of the initial Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis,
20
% of
the sum of (i) the total number of ordinary shares issued and outstanding upon the consummation of the IPO, plus (ii) the sum of the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, members of the Company’s management team or any of their affiliates upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.
Note 8—Warrants
At March 31, 2022 and December 31, 2021, there were 6,666,667 Public Warrants and 4,000,000 Private Placement Warrants outstanding.
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
0 period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

SARISSA CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the IPO. Accordingly, the Company has classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation to value the public warrants and Modified Black Scholes to value the private warrants with changes in fair value charged to the condensed statement of operations. This liability is subject to re-measurement
at each balance sheet date. With each such
re-measurement,
the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s condensed statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. As such, the Company recorded $13,067,756 of warrant liability upon issuance as of October 23, 2020. For the three months
ended
March
 31, 2021, the Company recorded a change in the fair value of the warrant liabilities in the amount of $14,221,327 on the statements of operations, resulting in warrant liabilities of $16,114,857 as of
Ma
rch
 31, 2021 on the condensed balance sheet. For the three months ended March 31, 2022, the Company recorded a change in the fair value of the warrant liabilities in the amount of $6,258,933 on the condensed statements of operations, resulting in warrant liabilities of $3,908,800 as of March 31, 2022 on the condensed balance sheet.
Note 9—Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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

As of March 31, 2022, marketable securities held in the Company’s Trust Account consisted of a treasury securities fund in the amount of $200,030,402. As of December 31, 2021, marketable securities held in the Company’s Trust Account consisted of a treasury securities fund in the amount of $200,014,811.
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Description
Assets:
Marketable Securities held in Trust Account	$200,030,402	$200,030,402	$—	$—
Liabilities:
Warrant Liability – Public Warrants	$2,398,000	$2,398,000	$—	$—
Warrant Liability – Private Warrants	$1,510,800	$—	$—	$1,510,800

SARISSA CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Description
Assets:
Marketable Securities held in Trust Account	$200,014,811	$200,014,811	$—	$—
Liabilities:
Warrant Liability – Public Warrants	$6,333,333	$6,333,333	$—	$—
Warrant Liability – Private Warrants	$3,834,400	$—	$—	$3,834,400
There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2022 and March 31, 2021. At March 31, 2022 and December 31, 2021, the Company used the quoted share price in the active market to value the public warrants and a Modified Black Scholes to value the private warrants with changes in fair value charged to the condensed statements of operations. The estimated fair value of the private warrant liability is determined using Level 3 inputs. If factors or assumptions change, the estimated fair values could be materially different. Inherent in a Modified Black Scholes pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants and volatilities from selected publicly traded SPACs. The risk-free interest rate is based on the U.S.
Treasury zero-coupon yield curve
on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.
The following table provides quantitative
information
regarding Level 3 fair value measurements:

	As of March 31, 2022	As of December 31, 2021
Share price	$9.90	$9.79
Strike price	$11.50	$11.50
Term (in years)	5.28	5.41
Volatility	5.2%	14.5%
Risk-free rate	2.42%	1.30%
Dividend yield	0.0%	0.0%
The primary significant unobservable input used in the fair value measurement of the Company’s private warrants is the expected volatility of the ordinary shares. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement.
The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the Company’s assets and liabilities classified as Level 3:

Warrant Liabilities
Fair Value at December 31, 2021	$3,834,400
Change in fair value	(2,323,600)

Fair Value at March 31, 2022	$1,510,800

Fair Value at December 31, 2020	$12,002,850
Change in fair value	(5,887,993)

Fair Value at March 31, 2021	$6,114,857

Note 10—Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date through the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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
For the three months ended March 31, 2022, we had a net income of $6,077,164. We incurred $197,360 of formation and operating costs, consisting mostly of general and administrative expenses. The Company also recorded a change in fair value of warrant liabilities of $6,258,933 and interest income of $15,591 earned form the Trust Account.
For the three months ended March 31, 2021, we had a net income of $14,094,632. We incurred $129,468 of formation and operating costs (not charged against shareholders’ equity), consisting mostly of general and administrative expenses. The Company also recorded a change in fair value of warrant liabilities of $14,221,327 and interest income of $2,773 earned from the Trust Account.

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
Liquidity and Capital Resources
As of March 31, 2022, we had cash outside the trust account of $347,384 available for working capital needs. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem ordinary shares. As of March 31, 2022, none of the amount in the trust account was available to be withdrawn as described above. Through March 31, 2022, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares and the remaining net proceeds from the IPO and the sale of private placement units.
The Company anticipates that the $347,384 outside of the trust account as of March 31, 2022, will be sufficient to allow the Company to operate for at least the next 12 months, assuming that a Business Combination is not consummated during that time. Until consummation of our Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5 to our financial statements) from the initial shareholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5 to our financial statements), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.
The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the Company’s estimates of the costs of undertaking in-depth due diligence and
negotiating a Business Combination is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the Business Combination. Moreover, the Company will need to raise additional capital through loans from its Sponsor, officers, directors, or third parties beyond this commitment, although the Company has obtained a commitment letter from its sponsor for an additional $600,000 in funding. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.
Off-Balance Sheet
Arrangements
We have no obligations, assets or liabilities, which would
be considered off-balance sheet arrangements
as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.
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

SARISSA CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Critical Accounting Policies and Estimates
Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our financial information. We describe our significant accounting policies in Note 2—Summary of Significant Accounting Policies, of the Notes to Financial Statements included in this report. Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.
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
we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. At March 31, 2022 and December 31, 2021, we used the quoted share price in the active market to value the public warrants and a Modified Black Scholes to value the private warrants with changes in fair value charged to the statement of operations.
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 20,000,000 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

SARISSA CAPITAL ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Recent Accounting Standards
In August 2020, the FASB issued Accounting Standards Update
(“ASU”) 2020-06, “Debt—Debt
with Conversion and Other Options”
(Subtopic 470-20) and
Derivatives and Hedging—Contracts in Entity’s Own Equity
(Subtopic 815-40) (“ASU 2020-06”), to
simplify accounting for certain financial instruments.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of the period ended March 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts deposited in the trust account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk when and if the net proceeds are invested in such securities.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal period ended March 31, 2022, as such term is defined in
Rules 13a-15(e) and 15d-15(e) under
the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form
10-Q
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
Changes in Internal Control over Financial Reporting
We have commenced our remediation efforts in connection with the identification of the material weakness discussed above and have taken the following steps during the quarter ended March 31, 2022:

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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on
Form 10-K for the
year ended December 31, 2021, as amended, filed with the SEC on March 31, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC.
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
Upon the closing of the Initial Public Offering and the private placement of the Private Warrants (the “Private Placement”) (including the exercise of the over-allotment), $200.0 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and held as cash or invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described above.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 13, 2022	SARISSA CAPITAL ACQUISITION CORP.

	By:	/s/ Alexander Denner
	Name:	Alexander Denner
	Title:	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Dated: May 13, 2022	SARISSA CAPITAL ACQUISITION CORP.

	By:	/s/ Patrice Bonfiglio
	Name:	Patrice Bonfiglio
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)