Form 10-Q
period 2022-06-30
Sarissa Capital Acquisition Corp.
filed 2022-08-12
CIK 1821682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,
smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company”
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

12
, 2022, there
 were
20,000,000
 Class A ordinary shares, par value $
0.0001
per share, and 5,000,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SARISSA CAPITAL ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$160,933	$512,884
Due from related party	—	6,600
Prepaid expenses	68,131	99,857

Total current assets	229,064	619,341
Marketable securities held in Trust Account	200,309,576	200,014,811

Total Assets	$200,538,640	$200,634,152

Liabilities, Class A ordinary shares subject to possible redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$25,002	$52,710

Total current liabilities	25,002	52,710
Warrant liabilities	1,085,867	10,167,733
Deferred underwriter discount payable	7,000,000	7,000,000

Total liabilities	8,110,869	17,220,443

Commitments and contingencies (Note 6)
Class A ordinary shares, $0.0001 par value, subject to possible redemption at redemption value of $10.02 and $10.00 per share, 20,000,000 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	200,309,576	200,000,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at June 30, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no shares issued or outstanding (excluding 20,000,000 Class A shares subject to redemption) at June 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,000,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	500	500
Additional paid-in capital	—	—
Accumulated deficit	(7,882,305)	(16,586,791)

Total Shareholders’ Deficit	(7,881,805)	(16,586,291)

Total Liabilities, Class A ordinary shares subject to possible redemption and Shareholders’ Deficit	$200,538,640	$200,634,152

See accompanying notes to the condensed financial statements.

SARISSA CAPITAL ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Formation and operating costs	$165,209	$145,706	$362,569	$275,174

Loss from operations	(165,209)	(145,706)	(362,569)	(275,174)

Other income
Interest income on marketable securities held in Trust Account	279,174	3,273	294,765	6,046
Change in fair value of warrant liabilities	2,822,933	1,805,147	9,081,866	16,026,474

Total other income	3,102,107	1,808,420	9,376,631	16,032,520

Net income	$2,936,898	$1,662,714	$9,014,062	$15,757,346

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption	20,000,000	20,000,000	20,000,000	20,000,000

Basic and diluted net income per Class A ordinary share subject to possible redemption	$0.12	$0.07	$0.36	$0.63

Weighted average shares outstanding of Class B ordinary shares	5,000,000	5,000,000	5,000,000	5,000,000

Basic and diluted net income per Class B ordinary share	$0.12	$0.07	$0.36	$0.63

See accompanying notes to the unaudited condensed financial statements.

SARISSA CAPITAL ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30,
2022

	Ordinary				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount

Balance as of December 31, 2021	—	$—	5,000,000	$500	$—	$(16,586,791)	$(16,586,291)
Net income	—	—	—	—	—	6,077,164	6,077,164

Balance as of March 31, 2022 (unaudited)	—	—	5,000,000	500	—	(10,509,627)	(10,509,127)
Accretion of carrying value to redemption value	—	—	—	—	—	(309,576)	(309,576)
Net income	—	—	—	—	—	2,936,898	2,936,898

Balance as of June 30, 2022 (unaudited)	—	$—	5,000,000	$500	$—	$(7,882,305)	$(7,881,805)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30,
2021

	Ordinary				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount

Balance as of December 31, 2020	—	$—	5,000,000	$500	$—	$(35,983,161)	$(35,982,661)
Net income	—	—	—	—	—	14,094,632	14,094,632

Balance as of March 31, 2021 (unaudited)	—	—	5,000,000	500	—	(21,888,529)	(21,888,029)
Net income	—	—	—	—	—	1,662,714	1,662,714

Balance as of June 30, 2021 (unaudited)	—	$—	5,000,000	$500	$—	$(20,225,815)	$(20,225,315)

See accompanying notes to the unaudited condensed financial statements.

SARISSA CAPITAL ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021
Cash Flows from Operating Activities:
Net income	$9,014,062	$15,757,346
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on marketable securities held in Trust Account	(294,765)	(6,046)
Change in fair value of warrant liabilities	(9,081,866)	(16,026,474)
Changes in operating assets and liabilities:
Prepaid expenses	31,726	97,188
Due from related party	6,600	—
Accounts payable and accrued expenses	(27,708)	33,633

Net cash used in operating activities	(351,951)	(144,353)

Net Change in Cash	(351,951)	(144,353)
Cash—Beginning of period	512,884	1,097,856

Cash—End of period	$160,933	$953,503

See accompanying notes to the unaudited condensed financial statements.

SARISSA CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1—Organization and Business Operations
Organization and General
Sarissa Capital Acquisition Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on August 12, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses(the “Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of June 30, 2022, the Company had not yet commenced any operations. All activity through June 30, 2022 relates to the Company’s formation and the Initial Public Offering (“IPO”) described below and locating a merger target post IPO. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest.
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
The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding the amount of deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the signing of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Upon the closing of the IPO, management has agreed that an amount equal to at least $10.00 per Unit sold in the IPO, will be held in the Trust Account, located in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee, and the proceeds held in the Trust Account may
be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule
2a-7
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
Liquidity and Going Concern
As of June 30, 2022, the Company held cash outside the Trust Account of $160,933 available for working capital needs. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem ordinary shares. As of June 30, 2022, none of the amount in the Trust Account was available to be withdrawn as described above.

Through June 30, 2022, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares and the remaining net proceeds from the IPO and the sale of Private Placement Warrants. The Company anticipates that the $160,933 held outside of the Trust Account as of June 30, 2022 and commitment letter from the Sponsor and its members for additional $600,000 funding as needed, will be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial shareholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.
Based upon the above, the Company does not believe it will need to raise additional funds in excess of funds available and committed by the Sponsor in order to meet the expenditures required for operating its business for the period until consummation of its Business
Combination.
In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until October 23, 2022, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company intends to complete a Business Combination prior to the mandatory liquidation date. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a growing concern through the liquidation date of October 23, 2022. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 23, 2022.
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
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these unaudited condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.
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
Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A as
filed with the SEC on April 1, 2022. The interim results for the periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any future interim periods.
Use of Estimates
The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and warrant liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At June 30, 2022 and December 31, 2021, the Company had $160,933 and $512,884 in cash, respectively, and no cash equivalents.
Marketable Securities Held in Trust Account
At June 30, 2022 and December 31, 2021, the Trust Account had $200,309,576 and $200,014,811 held in marketable securities, respectively. The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. Gains and losses resulting from the change in fair value of these securities are included in interest income on marketable securities held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000.
As of June 30, 2022 and December 31, 2021, the Company had not experienced losses on this account.
Income Taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2022 and December 31, 2021, there were no

unrecognized tax benefits and

no
amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
Net Income per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company applies the two-class
method in calculating earnings per share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of stock. Changes in fair value are not considered a dividend of the purposes of the numerator in the earnings per share calculation. Net income per ordinary share is computed by dividing the pro rata net income between the Class A ordinary shares and the Class B ordinary shares by the weighted average number of ordinary shares outstanding for each of the periods. The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the IPO since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

	For the Three Months Ended June 30, 2022		For the Three Months Ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$2,349,518	$587,380	$1,330,171	$332,543
Denominator:
Weighted-average shares outstanding	20,000,000	5,000,000	20,000,000	5,000,000

Basic and diluted net income per share	$0.12	$0.12	$0.07	$0.07

	For the Six Months Ended June 30, 2022		For the Six Months Ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$7,211,250	$1,802,812	$12,605,877	$3,151,469
Denominator:
Weighted-average shares outstanding	20,000,000	5,000,000	20,000,000	5,000,000

Basic and diluted net income per share	$0.36	$0.36	$0.63	$0.63

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
Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed statements of operations. At June 30, 2022 and December 31, 2021, the Company used the quoted share price in the active market to value the Public Warrants and a Modified Black Scholes to value the Private Placement Warrants with changes in fair value charged to the unaudited condensed statements of operations.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 20,000,000 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.
As of June 30, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross Proceeds	$200,000,000
Less: Proceeds allocated to Public Warrants	(8,132,480)
Less: Issuance costs related to Class A ordinary shares	(11,113,697)
Plus: Accretion of carrying value to redemption value	19,246,177

Class A ordinary shares subject to possible redemption as of December 31, 2021	$200,000,000
Plus: Accretion of carrying value to redemption value	309,576

Class A ordinary shares subject to possible redemption as of June 30, 2022	$200,309,576

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
for all convertible
instruments. ASU 2020-06 is
effective January 1, 2024, for smaller reporting companies and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would
have on its financial position, results of operations or cash flows.
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
Note 4—Private Placement
Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 3,333,333 Sponsor Private Placement Warrants and the underwriter purchased an aggregate of 666,667 Cantor Private Placement Warrants, at a price of $1.50 per unit, for an aggregate purchase price of $6,000,000. A portion of the proceeds from the Private Placement Warrants were added to the net proceeds from the IPO held in the Trust Account. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at $11.50 per share.
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
Note 5—Related Party Transactions
Founder Shares
On August 13, 2020, Sarissa Capital Acquisition Sponsor LLC, the Company’s sponsor (the “Sponsor”) paid $25,000 to cover certain offering costs and formation costs of the Company in consideration for 5,031,250 Class B ordinary shares, par value $
0.0001
(the “Founder Shares”). The Sponsor had agreed to forfeit up to 656,250 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriter. On October 23,2020, the underwriter partially exercised its over-allotment option, hence,
625,000
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
The Note was non-interest bearing and
payable on the earlier of March 31, 2021, and the completion of the IPO. This note was repaid on October 23, 2020, and the promissory note is no longer available to the Company.
Administrative Service Fee
The Company entered into an agreement whereby, commencing on October 23, 2020, through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services. For the three and six months ended June 30, 2022, the Company had incurred $30,000 and $60,000 of administrative fees, respectively. For the three and six months ended June 30, 2021, the Company had incurred $30,000 and $60,000 of administrative fees, respectively.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.
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
Underwriters Agreement
On October 23, 2020, the underwriter was paid an underwriting discount of two percent (2.0%) of the gross proceeds of the IPO, or $4,000,000. The underwriter is entitled to an underwriting discount of $0.35 per unit payable to Cantor Fitzgerald for deferred underwriting commissions. The deferred fee of $7,000,000 will become payable to Cantor Fitzgerald from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement.
Note 7—Shareholders’ Deficit
Preference Shares—
The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares—
The Company is authorized to issue a total of 200,000,000 shares of Class A ordinary shares at par value of $0.0001 each. At June 30, 2022 and December 31, 2021, there were 20,000,000 shares issued and outstanding. All Class A ordinary shares subject to possible redemption have been classified as temporary equity (see Note 2).
Class
 B Ordinary Shares—
The Company is authorized to issue a total of 20,000,000 shares of Class B ordinary shares at par value of $0.0001 each. At June 30, 2022 and December 31, 2021, there were 5,000,000 shares of Class B ordinary shares issued and outstanding.
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
Note 8—Warrants
At June 30, 2022 and December 31, 2021, there were 6,666,667 Public Warrants and 4,000,000 Private Placement Warrants outstanding.
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

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the IPO. Accordingly, the Company has classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation to value the Public Warrants and Modified Black Scholes to value the Private Warrants with changes in fair value charged to the unaudited condensed statements of operations. This liability is subject to re-measurement
at each balance sheet date. With each
such re-measurement,
the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s unaudited condensed statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. As such, the Company recorded
 $13,067,756 of warrant liability upon issuance as of October 23, 2020. For the three and six months ended June 30, 2022, the Company recorded a change in the fair value of the warrant liabilities in the amount of $2,822,933 and $9,081,866, respectively, on the unaudited condensed statements of operations, resulting in warrant liabilities of $1,085,867 as of June 30, 2022, on the condensed balance sheets. For the three and six months ended June 30, 2021, the Company recorded a change in the fair value of the warrant liabilities in the amount of $1,805,147 and $16,026,474, respectively, on the unaudited condensed statements of operations, resulting in warrant liabilities of $14,309,710 as of June 30, 2021, on the condensed balance sheets.
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

As of June 30, 2022, marketable securities held in the Company’s Trust Account consisted of a treasury securities fund in the amount of $200,309,576. As of December 31, 2021, marketable securities held in the Company’s Trust Account consisted of a treasury securities fund in the amount of $200,014,811.
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Description
Assets:
Marketable Securities held in Trust Account	$200,309,576	$200,309,576	$—	$—
Liabilities:
Warrant Liability – Public Warrants	$666,667	$—	$666,667	$—
Warrant Liability – Private Warrants	$419,200	$—	$—	$419,200

	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Description
Assets:
Marketable Securities held in Trust Account	$200,014,811	$200,014,811	$—	$—
Liabilities:
Warrant Liability – Public Warrants	$6,333,333	$6,333,333	$—	$—
Warrant Liability – Private Warrants	$3,834,400	$—	$—	$3,834,400
The estimated fair value of the Public Warrants transferred from a Level 1 measurement to a Level 2 fair value measurement during the three and six months ended June 30, 2022 was $666,667. At June 30, 2022 and December 31, 2021, the Company used the quoted share price in the active market to value the Public Warrants and a Modified Black Scholes to value the Private Warrants with changes in fair value charged to the unaudited condensed statements of operations. The estimated fair value of the Private Warrant liability is determined using Level 3 inputs. If factors or assumptions change, the estimated fair values could be materially different. Inherent in a Modified Black Scholes pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield.
The Company estimates the implied volatility based on the trading price of the Public Warrants as of the valuation date.

The risk-free interest rate is based on the
U.S. Treasury zero-coupon yield curve
on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.
The following table provides quantitative information regarding Level 3 fair value measurements:

	As of June 30, 2022	As of December 31, 2021
Share price	$9.89	$9.79
Strike price	$11.50	$11.50
Term (in years)	5.16	5.41
Volatility	0.90%	14.5%
Risk-free rate	3.01%	1.30%
Dividend yield	0.0%	0.0%
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
The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the Company’s assets and liabilities classified as Level 3:

Fair Value at December 31, 2021	$3,834,400
Change in fair value	(2,323,600)

Fair Value at March 31, 2022	$1,510,800
Change in fair value	(1,091,600)

Fair Value at June 30, 2022	$419,200

Fair Value at December 31, 2020	$12,002,850
Change in fair value	(5,887,993)

Fair Value at March 31, 2021	$6,114,857
Change in fair value	(671,814)

Fair Value at June 30, 2021	$5,443,043

Note 10—Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date through the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.
On July 18, 2022, the Company announced that Eric Vincent, the Company’s President, stepped down from his role effective July 12, 2022, in order to pursue other interests. Mr. Vincent’s departure is not the result of any disagreement between the Company and Mr. Vincent on any matter relating to the Company’s operations, policies, or practices.

Item 2. Management’s Discussion and Analysis or Financial Condition and Results of Operations
References to “we”, “us”, “our” or the “Company” are to Sarissa Capital Acquisition Corp., except where the context requires otherwise. The following discussion should be read in conjunction with our unaudited condensed financial statements and related notes thereto included elsewhere in this report.
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
Overview
We are a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to as our initial Business Combination. Our IPO was declared effective by the SEC on October 20, 2020. On October 23, 2020, we consummated the IPO of 20,000,000 units (the “Units”), including the issuance of 2,500,000 Units as a result of the underwriter’s partial exercise of its over-allotment option. Each Unit consists of one Class A ordinary share, $0.0001 par value, and one-third of one redeemable warrant entitling its holder to purchase one Class A ordinary share at a price of $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $200,000,000.
Simultaneously with the closing of the IPO, we consummated the private placement (“Sponsor Private Placement”) with the Sponsor of an aggregate of 3,333,333 warrants (“Sponsor Private Warrants”), each at a price of $1.50 per Sponsor Private Warrant, generating total proceeds of $5,000,000 and with the underwriter of an aggregate of 666,667 warrants (the “Cantor Private Warrants” and together with Sponsor Private Warrants, “Private Warrants”), each at a price of $1.50 per Cantor Private Warrant, generating total proceeds of $1,000,000. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.
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
For the three months ended June 30, 2022, we had a net income of $2,936,898 which consisted of interest income on marketable securities held in the Trust Account of $279,174 and change in fair value of warrant liabilities of $2,822,933, offset by the formation and operating costs of $165,209.

For the six months ended June 30, 2022, we had a net income of $9,014,062 which consisted of interest income on marketable securities held in the Trust Account of $294,765 and change in fair value of warrant liabilities of $9,081,866, offset by the formation and operating costs of $362,569.
For the three months ended June 30, 2021, we had a net income of $1,662,714 which consisted of interest income on marketable securities held in the Trust Account of $3,273 and change in fair value of warrant liabilities of $1,805,147, offset by the formation and operating costs of $145,706.
For the six months ended June 30, 2021, we had a net income of $15,757,346 which consisted of interest income on marketable securities held in the Trust Account of $6,046 and change in fair value of warrant liabilities of $16,026,474, offset by the formation and operating costs of $275,174.
Going Concern
In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until October 23, 2022, to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of us. The Company intends to complete a business combination prior to the mandatory liquidation date. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern through the liquidation date of October 23, 2022. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after October 23, 2022.
Liquidity and Capital Resources
As of June 30, 2022, we had cash outside the Trust Account of $160,933 available for working capital needs. All remaining cash held in the Trust Account is generally unavailable for our use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem ordinary shares. As of June 30, 2022, none of the amount in the Trust Account was available to be withdrawn as described above. Through June 30, 2022, our liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares and the remaining net proceeds from the IPO and the sale of private placement units.
We anticipate that the $160,933 outside of the Trust Account as of June 30, 2022 and commitment letter from Sponsor and its members for $600,000, will be sufficient to allow us to operate for at least the next 12 months, assuming that a Business Combination is not consummated during that time. Until consummation of our Business Combination, we will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5 to our unaudited condensed financial statements) from the initial shareholders, our officers and directors, or their respective affiliates (which is described in Note 5 to our unaudited condensed financial statements), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.
We do not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if our estimates of the costs of undertaking in-depth due diligence and
negotiating a Business Combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate its business prior to the Business Combination. Moreover, we will need to raise additional capital through loans from the Sponsor, officers, directors, or third parties beyond this commitment, although we have obtained a commitment letter from the Sponsor for an additional $600,000 in funding. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Off-Balance Sheet
Arrangements
We have no obligations, assets or liabilities, which
would be considered off-balance sheet arrangements
as of June 30, 2022 and December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.
We have not
entered into any off-balance sheet financing
arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.
Contractual obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of our Sponsor a monthly fee of $10,000 for office space, utilities and administrative support provided to us. We began incurring these fees on October 23, 2020 and will continue to incur these fees monthly until the earlier of the completion of the initial Business Combination and our liquidation.
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
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our financial information. We describe our significant accounting policies in Note 2—Summary of Significant Accounting Policies, of the Notes to Condensed Financial Statements included in this report. Our unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our unaudited condensed financial statements are presented fairly and in accordance with GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.
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
Warrant Liabilities
We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815

15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. We account for our 10,666,667 ordinary shares warrants issued in connection with our IPO (6,666,667) and Private Placement (4,000,000) as derivative warrant liabilities in accordance with ASC 815-40. Accordingly,
we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in our unaudited condensed statements of operations. At June 30, 2022 and December 31, 2021, we used the quoted share price in the active market to value the Public Warrants and a Modified Black Scholes to value the Private Warrants with changes in fair value charged to the unaudited condensed statements of operations.
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. Our Class A ordinary shares feature certain redemption rights that are outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 20,000,000 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.
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
for all convertible instruments.
ASU 2020-06 is
effective January 1, 2024, for smaller reporting companies and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would
have on its financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the our financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of the period ended June 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts deposited in the Trust Account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk when and if the net proceeds are invested in such securities.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal period ended June 30, 2022, as such term is defined in Rules
13a-15(e) and 15d-15(e) under
the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this
Form 10-Q
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
Changes in Internal Control over Financial Reporting
We have commenced our remediation efforts in connection with the identification of the material weakness discussed above and have taken the following steps during the quarter ended June 30, 2022:

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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K/A for the
year ended December 31, 2021, as amended, filed with the SEC on April 1, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The registration statement for the initial public offering (the “IPO”) was declared effective on October 20, 2020. On October 23, 2020, we consummated an Initial Public Offering of 20,000,000 units (the “Units”), including the issuance of 2,500,000 Units as a result of the underwriter’s partial exercise of its over-allotment option, at an offering price of $10.00 per Unit, generating gross proceeds of approximately $200.0 million, and incurring offering costs of approximately $11.6 million, inclusive of $7.0 million in deferred underwriting commissions.
Simultaneously with the closing of the IPO, we consummated a private placement with the Sponsor of 3,333,333 warrants (the “Sponsor Private Warrants”), each at a price of $1.50 per Sponsor Private Warrant, generating total proceeds of $5,000,000 and a private placement with the underwriter of an aggregate of 666,667 warrants (the “Cantor Private Warrants” and together with the Sponsor Private Warrants, the “Private Warrants”), each at a price of $1.50 per Cantor Private Warrant, generating total proceeds of $1,000,000.
Upon the closing of the IPO and the private placement of the Private Warrants (the “Private Placement”) (including the exercise of the over-allotment), $200.0 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the IPO and the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and held as cash or invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described above.
We paid a total of $4.0 million in underwriting discounts and commissions (not including the $7.0 million deferred underwriting commission payable at the consummation of the initial Business Combination) and approximately $0.6 million for other costs and expenses related to our formation and the IPO.
For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Form 10-Q.
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

PART III—SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 12, 2022	SARISSA CAPITAL ACQUISITION CORP.

	By:	/s/ Alexander Denner
	Name:	Alexander Denner
	Title:	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Dated: August 12, 2022	SARISSA CAPITAL ACQUISITION CORP.

	By:	/s/ Patrice Bonfiglio
	Name:	Patrice Bonfiglio
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)